Form 10QSB
period 1996-09-30
GILMER FINANCIAL SERVICES INC
filed 1996-11-14
CIK 930540

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                         Commission File Number 0-25076


                         GILMER FINANCIAL SERVICES, INC.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                   75-2561513
(State or other jurisdiction                      (I.R.S. Employer
    of incorporation or                           Identification or
       organization)                                    Number)


                     218 W. Cass Street, Gilmer, Texas 75644
                    (Address of principal executive offices)

                                 (903) 843-5525
                           (Issuer's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Transitional Small Business Disclosure Format  (check one):

                               Yes [ ]   No [X]

      State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

      As of November 12, 1996, there were 200,058 shares of the Registrant's common stock $.01 par value issued and outstanding.

                         GILMER FINANCIAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AT SEPTEMBER 30, 1996 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                               SEPTEMBER 30,      JUNE 30,
                                                                   1996            1996
                                                               -------------   -------------
ASSETS
  Cash on hand and in banks                                     $   265,231     $   346,721
  Interest bearing deposits                                         428,932         634,423
  Investment securities
    Held to maturity                                                322,668         327,670
  Mortgage-backed certificates
    Available for sale                                            4,855,556       4,985,363
    Held to maturity                                             10,889,595      11,219,452
  Loans receivable, net                                          21,356,407      20,436,502
  Accrued interest receivable                                       340,057         317,451
  Real estate acquired in settlement of loans,net                         -               -
  Federal Home Loan Bank stock, at cost                             474,100         467,200
  Office properties and equipment, at cost                          212,851         215,514
  Prepaid expenses and other assets                                  79,463         137,904
                                                                -----------     -----------
    Total assets                                                $39,224,860     $39,088,200
                                                                ===========     ===========
LIABILITIES
  Deposits                                                      $25,623,875     $25,476,872
  Accrued interest payable                                            6,730           8,699
  Advances by borrowers for taxes and ins.                          646,220         540,807
  Accounts payable and accrued expenses                             291,954          77,959
  Federal income taxes                                              (27,696)        124,458
  Advances from Federal Home Loan bank                            8,870,000       8,930,000
                                                                -----------     -----------
    Total liabilities                                            35,411,083      35,158,795

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 200,058 shares issued and outstanding                 2,001           2,001
  Additional paid in capital                                      1,679,014       1,679,014
  Retained earnings                                               2,399,691       2,442,626
  Less: Shares acquired by Employee Stock Ownership Plan           (129,195)       (133,110)
        Shares acquired by Recognition and Retention Plan           (34,782)        (36,934)
        Net unrealized loss on decline in market
          value of securities available for sale                   (102,952)        (24,192)
                                                                -----------     -----------
            Total stockholders' equity                            3,813,777       3,929,405
                                                                -----------     -----------
            Total liabilities and stockholders' equity          $39,224,860     $39,088,200
                                                                ===========     ===========

        See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                   1996            1996
                                                                --------        --------
INTEREST INCOME
  Loans                                                         $463,373        $402,686
  Investment securities                                            5,979           5,127
  Mortgage-backed securities                                     243,996         190,546
  Other interest-earning assets                                   15,820          22,433
                                                                --------        --------
    Total interest income                                        729,168         620,792

INTEREST EXPENSE
  Deposits                                                       311,733         340,439
  Interest on FHLB advances                                      127,764          45,331
                                                                --------        --------
    Total interest expense                                       439,497         385,770
                                                                --------        --------
      Net interest income                                        289,671         235,022

  Provision for loan losses                                        6,000           5,250
                                                                --------        --------
    Net interest income after provision for
    loan losses                                                  283,671         229,772

NONINTEREST INCOME
  Gain on sale of interest-bearing assets                          1,071           2,331
  Loan origination & commitment fees                              22,406           9,036
  Loan servicing fees                                             19,516          12,028
  Income (loss) from real estate operations                        1,123          15,886
  Other income                                                    13,271          10,307
                                                                --------        --------
    Total noninterest income                                      57,387          49,588

NONINTEREST EXPENSE
  Compensation and benefits                                      132,964          95,198
  Occupancy and equipment                                         13,170           9,085
  Federal insurance premium                                       12,768          14,391
  Loss on sales of foreclosed real estate                             --              --
  Provision for losses on other real estate                           --              --
  Other expense                                                   80,592          66,517
  BIF/SAIF Assessment                                            164,429              --
                                                                --------        --------
    Total noninterest expense                                    403,923         185,191
                                                                --------        --------
      Income(loss) before taxes                                  (62,865)         94,169

INCOME TAX EXPENSE                                               (19,930)         32,833
                                                                --------        --------
  Net income(loss)                                              $(42,935)       $ 61,336
                                                                ========        ========
  Earnings(loss) per share (Note 1)                             $   (.21)       $    .34
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                     TOTAL
                                                                 STOCKHOLDERS'
                                                                     EQUITY

Balance at June 30, 1996                                          $ 3,929,405


Change in unrealized loss on decline in market
   value of securities available for sale                             (78,760)


Accrual of ESOP Plan Awards                                             3,915


Accrual of RRP Plan Awards                                              2,152


Net Income(Loss)                                                      (42,935)

                                                                  -----------
Balance at September 30, 1996                                     $ 3,813,777
                                                                  ===========


          See accompanying notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                       1996             1995
                                                   -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                 $   (42,935)      $   61,336
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                        6,105            6,105
     Gain on sale of real estate owned                      --             (322)
     Provision of losses on loans and other
       real estate                                          --               --
     Gain on sale of interest bearing assets            (1,071)          (2,008)
     Contribution to ESOP Plan                           3,915            3,915
     Contribution to RRP Plan                            2,152            2,152
     Change in assets and liabilities
       (Increase) decrease in accrued
         interest receivable                           (22,606)         (20,679)
       (Increase) decrease in prepaid
         expenses and other assets                      58,441         (115,890)
       (Decrease) increase in advances
         for taxes and insurance                       105,413          154,740
       (Decrease) increase in accrued
         interest payable                               (1,969)           2,033
       (Decrease) increase in federal
         income taxes                                 (152,154)          26,860
       (Decrease) increase in deferred
         loan fees                                         453            1,212
       (Decrease) increase in accounts
         payable & accrued expenses                    213,995           92,170
                                                   -----------      -----------
         Net cash provided by operating
         activities                                    169,739          209,472

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities               --               --
  Purchase of investment securities                         --               --
  Capital expenditures                                  (3,442)         (14,197)
  Purchase of FHLB stock                                (6,900)          (5,000)
  Proceeds from sales of mortgage loans                306,011          631,061
  Loans originates, net of payments                 (1,226,369)      (1,315,075)
  Sales proceeds from sale of real
    estate owned                                         9,500
  Purchase of mortgage-backed certificates                  --               --
  Purchase of securities available for sale                 --         (217,267)
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                  --          213,231
  Principal paydown on mortgage-backed
    certificates                                       386,977          404,352
                                                   -----------      -----------
      Net cash provided by (used in)
      investing activities                            (543,723)        (293,395)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                      147,003          451,341
  Net (decrease) increase in advances
    from FHLB                                          (60,000)        (150,000)
                                                   -----------      -----------
     Net cash provided by financing
     activities                                         87,003          301,341
                                                   -----------      -----------
     Net increase (decrease) in cash
     and cash equivalents                             (286,981)         217,418

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                              981,144          779,580
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   694,163      $   996,998
                                                   ===========      ===========

            See accompany notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies and practices of Gilmer Financial Services, Inc. conform to generally accepted accounting principles and to prevailing practices within the savings and loan industry.

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at September 30, 1996, the Bank's core, tangible and risk-based capital was increased by approximately $102,952 above the capital calculated in accordance with generally accepted accounting principles.

Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), and amendment to FASB Statement No. 65. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. While this statement did not have a significant effect this quarter, management believes that this standard will have an impact on the Bank's operating results and financial condition in the future.

NOTE 2-CONVERSION

On July 13, 1994, the Board of Directors of the Bank, subject to regulatory approval and approval by members of the Bank, adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The conversion was designed to be accomplished through amendment of the Bank's federal charter and the sale of the holding company's common stock in an amount equal to the consolidated proforma market share of the holding company and the Bank after giving effect to the conversion.

On February 9, 1995, Gilmer Savings Bank completed its conversion. The Bank issued 195,755 shares of stock. All of the Bank's outstanding common stock will be held on the Holding Company's books.

NOTE 3-RECOGNITION AND RETENTION PLAN

The Board of Directors of the Company adopted and obtained stockholder approval at the October 12, 1995 stockholder's meeting, a Recognition and Retention Plan
(RRP) to enable the Company to provide officers and employees with a proprietary interest in the Company as incentive to contribute to its success. Officers and employees of the Company who are selected by members of a committee appointed by the Board of Directors of the Company will be eligible to receive benefits under the RRP.

The Company has available to award 7,830 shares of Company stock and awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3-RECOGNITION AND RETENTION PLAN (CONTINUED)

expense in the amount of the fair market value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. RRP Plan expense totalled $2,152 for the three month period ended September 30, 1996.

NOTE 4-EARNINGS PER SHARE

Earnings(loss) per share for the three month period ended September 30, 1996, have been computed by dividing the net earnings by the weighted average common shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6, under which unallocated shares are not considered in weighted average shares outstanding. Earnings(loss) per share for the three months ended September 30, 1996 was (.21) per share based on weighted average common shares outstanding of 200,058. Earnings(loss) per share for the three months ended September 30, 1995 was .34 per share.

NOTE 5-RECLASSIFIED

Certain items previously reported have been reclassified to conform with current period reporting form

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

      Gilmer Financial Services, Inc. was formed in July of 1994 and is the holding company and owner of 100% of the common stock of Gilmer Savings Bank FSB of Gilmer, a federally chartered stock savings institution. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank.

      On February 9, 1995, the Bank completed its conversion from a mutual to a stock savings institution. On that date, the Company issued and sold 195,755 shares of common stock at $10.00 per share to complete the conversion of the Bank from mutual to stock form ("Conversion"). Net proceeds to the Company were approximately $1.6 million after deducting expenses of approximately $320,000.

      The Holding Company's business currently consists of the operations of the Bank. As a consumer-oriented financial institution, the Company offers a range of banking services to residents of its primary market area. The Company is principally engaged in the business of attracting deposits from the general public and investing those deposits, along with funds generated from operations and borrowings, into mortgage, commercial, and consumer loans. The Company also invests in mortgage and government backed securities and certificates of deposit.

      The Bank's results of operations are primarily affected by its net interest income, which is the difference between interest income earned on its loans, investment and mortgage-backed securities and other investments, and its cost of funds consisting of interest paid on deposits and borrowed funds, including Federal Home Loan Bank advances. Net income of the Bank is also affected by non-interest income, such as loan origination and commitment fees, loan servicing fees and other income, and non-interest expense, including compensation and benefits, insurance premiums, losses on foreclosed real estate and provisions for losses on loans. The Bank's net income also is affected significantly by general economic conditions and competitive conditions, particularly changes in market interest rates and actions of regulatory authorities.

Financial Condition

         September 30, 1996 Compared to June 30, 1996. Total assets increased $136,700, or .35% to $39.2 million at September 30, 1996 from $39.1 million at June 30, 1996. The increase was primarily attributable to an increase in loans of $920,000, partially offset by a decrease in mortgage-backed securities of $460,000 and a decrease in cash and cash equivalents of $286,000.

      Loans receivable were $20.4 million at September 30, 1996, and $21.4 million at June 30, 1996, an increase of $920,000, or 4.3%. This increase is primarily attributable to a more favorable interest rate environment for home financing.

      Mortgage-backed securities decreased $460,000 from $16.2 million at September 30, 1995 to $15.7 million at June 30, 1996. The decrease was primarily due to principal repayments on mortgage-backed securities.

      Cash and cash equivalents decreased $286,000 from $981,000 at June 30, 1996 to $694,000 at September 30, 1996. The decrease in cash was due primarily to an increase in loan demand.

      Investment securities decreased $5,000 from $328,000 at June 30, 1996 to $323,000 at September 30, 1996. The decrease was due to principal repayments.

      Deposits remained relatively unchanged with an increase of $147,000 from $25.5 million at June 30, 1996, to $25.6 million at September 30, 1996. Federal Home Loan Bank advances decreased $60,000 due to repayments.

      Advances by borrowers for taxes and insurance increased $105,000 from $541,000 at June 30, 1996 to $646,000 at September 30, 1996. The increase is due to the majority of the property taxes not being due until the last quarter of calendar 1996.

      Total stockholder's equity decreased $116,000 to $3,813,000 at September 30, 1996 from $3,929,000 at June 30, 1996. This decrease was primarily a result of a net loss of $43,000, along with a $79,000 increase in unrealized loss on securities available for sale. The Bank continued to exceed all of its regulatory capital requirements at September 30, 1996, with tangible and core capital of $3.6 million (9.20% of total adjusted assets) and risk-based capital of $3.8 million (20.65% of risk-weighted assets).

Results of Operations

      The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995

      General. Net income(loss) for the quarter ended September 30, 1996 was ($43,000), an decrease of $104,000 from the quarter ended September 30, 1995. The decrease was primarily due to a $164,000 charge to income from the BIF/SAIF legislation enacted on September 30, 1996. Net interest income increased $55,000, non-interest income increased $8,000, offset by a $1,000 increase in provision for loan losses, a $219,000 increase in non-interest expense and a $53,000 decrease in income tax expense.

      Interest Income. Interest income totaled $729,000 for the quarter ended September 30, 1996, compared to $621,000 for the quarter ended September 30, 1995, an increase of $108,000. The increase was due primarily to increases in the average balance of loans and mortgage-backed securities.

      Interest Expense. Interest expense increased $54,000 for the quarter ended September 30, 1996 compared to September 30, 1995. This was primarily due to an increase in interest paid on Federal Home Loan Bank advances, due to the increase in average outstanding advances during the period.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. For the three months ended September 30, 1996, provisions of $6,000 were recorded. The Company will continue to monitor its provision for loan losses as economic and regulatory conditions dictate.

      Non-Interest Income. Non-interest income increased $8,000 from $49,000 for the quarter ended September 30, 1995 to $57,000 for the quarter ended September 30, 1996. The increase resulted primarily from an increase of $13,000 in loan origination and commitment fees, a $7,000 increase in loan servicing fees, and a $3,000 increase in other income, partially offset by a $15,000 decrease in income on real estate operations.

      Non-Interest Expense. Non-interest expense totaled $404,000 for the quarter ended September 30, 1996, compared to $185,000 for the quarter ended September 30, 1995, an increase of $219,000. The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to eliminate this disparity, legislation to recapitalize the SAIF was enacted by Congress on September 30, 1996. The legislation called for a special assessment of 65.7 basis points of the March 31, 1995 SAIF assessment base. The special assessment resulted in a $164,000 charge to noninterest expense during the quarter ended September 30, 1996, which affected the Company's results of operations.

      Compensation and benefits increased $38,000 to $133,000 for the quarter ended September 30, 1996 from $95,000 for the quarter ended September 30, 1995, due to ordinary increases in staff, salaries, insurance, and other benefits, as well as ESOP and RRP contributions. Other miscellaneous expenses increased $14,000 from $67,000 for the quarter ended September 30, 1995 to $81,000 for the quarter ended September 30,

1996. The primary reason for this increase was an increase in fees associated with growth in checking accounts, as well as an increase in group insurance and moving expenses associated with the hiring of new employees.

      Income Taxes. The provision for income taxes decreased $53,000 from $33,000 for the quarter ended September 30, 1995 to ($20,000) for the quarter ended September 30, 1996, due to a net loss before taxes of $63,000 for the quarter ended September 30, 1996.

                         GILMER FINANCIAL SERVICES, INC.


                          PART II. - OTHER INFORMATION



Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

            (a) On October 22, 1996, the Company held its Second Annual Meeting of Stockholders.

            (b) At the meeting, Vance Gorman and Paul David Williams were elected for terms to expire in 1999.

            (c)   Stockholders voted on the following matters:

            (i)   The election of the following directors of the Company;
                                                             BROKER
                  VOTE:       FOR       AGAINST   ABSTAIN   NON-VOTES

                  Director 1  135,516    5,000       0         0

                  Director 2  135,516    5,000       0         0

            (ii) The ratification of the appointment of HENRY & PETERS, P.C. as independent auditors of the Corporation for the fiscal year ending June 30, 1997.
                                                             BROKER
                  VOTES:      FOR       AGAINST   ABSTAIN   NON-VOTES

                              140,516        0       0         0


Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:
                  Exhibit 27-Financial Data Schedule

            (b) On September 20, 1996, the Registrant filed a Current Report on Form 8-K announcing a stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GILMER FINANCIAL SERVICES, INC.

      Date: November 13, 1996       By: /s/ Gary P. Cooper_____
                                            Gary P. Cooper
                                            Pres. and Chief Executive Officer
                                            (Principal Executive Officer)


      Date: November 13, 1996       By: /s/ Sheri Parish_______
                                            Sheri Parish
                                            Vice President/Secretary/Treasurer
                                            (Principal Fin. & Acct. Officer)