Form 10QSB
period 1996-12-31
GILMER FINANCIAL SERVICES INC
filed 1997-02-14
CIK 930540

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Transitional Small Business Disclosure Format  (check one) :

                               Yes  [ ]       No  [X]

      State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

      As of February 14, 1997, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 190,058 shares outstanding.

                        GILMER FINANCIAL SERVICES, INC
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AT DECEMBER 31, 1996 AND JUNE 30, 1996
                                  (UNAUDITED)

                                                            DECEMBER 31,      JUNE 30,
                                                                1996            1996
                                                           -------------   -------------
ASSETS
  Cash on hand and in banks                                $   528,774     $   346,721
  Interest bearing deposits                                    650,742         634,423
  Investment securities
    Held to maturity                                           319,682         327,670
  Mortgage-backed certificates
    Available for sale                                       4,875,526       4,985,363
    Held to maturity                                        10,726,458      11,219,452
  Loans receivable, net                                     22,259,592      20,436,502
  Mortgage servicing rights                                      3,940               0
  Accrued interest receivable                                  346,756         317,451
  Real estate acquired in settlement of loans,net                    0               0
  Federal Home Loan Bank stock, at cost                        481,000         467,200
  Office properties and equipment, at cost                     232,487         215,514
  Prepaid expenses and other assets                            115,414         137,904
                                                           -----------     -----------
    Total assets                                           $40,540,371     $39,088,200
                                                           ===========     ===========


LIABILITIES
  Deposits                                                 $27,358,299     $25,476,872
  Accrued interest payable                                       9,228           8,699
  Advances by borrowers for taxes and ins.                     198,389         540,807
  Accounts payable and accrued expenses                         90,605          77,959
  Federal income taxes                                           7,937         124,458
  Advances from Federal Home Loan bank                       9,110,000       8,930,000
                                                           -----------     -----------
    Total liabilities                                       36,774,458      35,158,795

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 and 200,058 shares issued                1,958           2,001
  Additional paid in capital                                 1,624,968       1,679,014
  Retained earnings                                          2,445,945       2,442,626
  Less: Treasury Stock (5697 shares - at cost)                 (71,611)              0
        Shares acquired by Employee Stock Ownership Plan      (125,280)       (133,110)
        Shares acquired by Recognition and Retention Plan      (32,630)        (36,934)
        Net unrealized loss on decline in market
          value of securities available for sale               (77,437)        (24,192)
                                                           -----------     -----------
            Total stockholders' equity                       3,765,913       3,929,405
                                                           -----------     -----------
            Total liabilities and stockholders' equity     $40,540,371     $39,088,200
                                                           ===========     ===========

 See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                 1996              1995
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $   489,330       $   422,017
  Investment securities                                           6,279             2,612
  Mortgage-backed securities                                    212,911           196,815
  Other interest-earning assets                                  16,888            18,540
                                                            -----------       -----------
    Total interest income                                       725,408           639,984

INTEREST EXPENSE
  Deposits                                                      321,126           338,992
  Interest on FHLB advances                                     127,236            43,810
                                                            -----------       -----------
    Total interest expense                                      448,362           382,802
                                                            -----------       -----------
      Net interest income                                       277,046           257,182

  Provision for loan losses                                      16,000             6,143
                                                            -----------       -----------
    Net interest income after provision for
    loan losses                                                 261,046           251,039

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                 (4,300)            9,689
  Loan origination & commitment fees                             15,281             4,883
  Loan servicing fees                                            17,293            14,219
  Income (loss) from real estate operations                           0              (432)
  Mortgage servicing rights                                       3,940                 0
  Other income                                                   18,412             8,620
                                                            -----------       -----------
    Total noninterest income                                     50,626            36,979

NONINTEREST EXPENSE
  Compensation and benefits                                     134,905            99,467
  Occupancy and equipment                                        12,603             9,954
  Federal insurance premium                                       9,941            16,968
  Other expense                                                  86,329            69,237
  BIF/SAIF Assessment                                                 0                 0
                                                            -----------       -----------
    Total noninterest expense                                   243,778           195,626
                                                            -----------       -----------
      Income before taxes                                        67,894            92,392

INCOME TAX EXPENSE                                               21,640            34,158
                                                            -----------       -----------
  Net income                                                $    46,254       $    58,234
                                                            ===========       ===========

  Earnings per share (Note 4)                               $       .23       $       .32
                                                            ===========       ===========


See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                 1996              1995
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $   952,703       $   824,703
  Investment securities                                          12,258             7,739
  Mortgage-backed securities                                    456,907           387,361
  Other interest-earning assets                                  32,708            40,973
                                                            -----------       -----------
    Total interest income                                     1,454,576         1,260,776

INTEREST EXPENSE
  Deposits                                                      632,859           679,431
  Interest on FHLB advances                                     255,000            89,141
                                                            -----------       -----------
    Total interest expense                                      887,859           768,572
                                                            -----------       -----------
      Net interest income                                       566,717           492,204

  Provision for loan losses                                      22,000            11,393
                                                            -----------       -----------
    Net interest income after provision for
    loan losses                                                 544,717           480,811

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                 (3,229)           12,020
  Loan origination & commitment fees                             37,687            13,919
  Loan servicing fees                                            36,809            26,247
  Income from real estate operations                              1,123            15,454
  Mortgage servicing rights                                       3,940                 0
  Other income                                                   31,683            18,927
                                                            -----------       -----------
    Total noninterest income                                    108,013            86,567

NONINTEREST EXPENSE
  Compensation and benefits                                     267,869           194,664
  Occupancy and equipment                                        25,773            19,039
  Federal insurance premium                                      22,709            31,359
  Other expense                                                 166,921           135,755
  BIF/SAIF Assessment                                           164,429                 0
                                                            -----------       -----------
    Total noninterest expense                                   647,701           380,817
                                                            -----------       -----------
      Income before taxes                                         5,029           186,561

INCOME TAX EXPENSE                                                1,710            66,991
                                                            -----------       -----------
  Net income                                                $     3,319       $   119,570
                                                            ===========       ===========

  Earnings per share (Note 4)                               $       .02       $       .66
                                                            ===========       ===========



See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                   TOTAL
                                                                STOCKHOLDERS'
                                                                   EQUITY
Balance at June 30, 1996                                        $ 3,929,405


Change in unrealized loss on decline in market
   value of securities available for sale                           (53,245)


Accrual of ESOP Plan Awards                                           7,830


Accrual of RRP Plan Awards                                            4,304


Net Income(Loss)                                                      3,319


Repurchased 10,000 shares of company stock
    (5697 shares held as treasury stock and
     4303 contributed to RRP)                                      (125,700)

                                                                -----------
Balance at December 31, 1996                                    $ 3,765,913
                                                                ===========

See accompanying notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                        1996                1995
                                                                     -----------         ----------
                                                                                         <C.
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                                   $     3,319         $  119,570
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                                          6,105              6,105
     Gain on sale of real estate owned                                         0            (15,454)
     Provision of losses on loans and other
       real estate                                                        22,000             11,393
    (Gain) Loss on sale of interest bearing assets                         3,229            (12,020)
     Contribution to ESOP Plan                                             7,830              7,830
     Contribution to RRP Plan                                              4,304                  0
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                                                 (3,940)                 0
       (Increase) decrease in accrued
         interest receivable                                             (29,305)           (23,157)
       (Increase) decrease in prepaid
         expenses and other assets                                        22,490             38,876
       (Decrease) increase in advances
         for taxes and insurance                                        (342,418)          (304,513)
       (Decrease) increase in accrued
         interest payable                                                    529              2,097
       (Decrease) increase in federal
         income taxes                                                   (116,521)            53,489
       (Decrease) increase in deferred
         loan fees                                                         2,967              6,111
       (Decrease) increase in accounts
         payable & accrued expenses                                       12,646             43,668
                                                                     -----------        -----------
         Net cash provided by operating
         activities                                                     (406,765)           (66,005)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities                                  0            105,812
  Purchase of investment securities                                            0                  0
  Capital expenditures                                                   (23,078)           (38,946)
  Purchase of FHLB stock                                                 (13,800)           (10,100)
  Proceeds from sales of mortgage loans                                  576,017          1,326,271
  Loans originates, net of payments                                   (2,427,303)        (2,726,498)
  Sales proceeds from sale of real estate owned                                0             23,954
  Purchase of mortgage-backed certificates                                     0                  0
  Purchase of securities available for sale                                    0         (1,326,164)
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                                     0            851,009
  Principal paydown on mortgage-backed
    certificates                                                         557,574            687,578
                                                                     -----------        -----------
      Net cash provided by (used in)
      investing activities                                            (1,330,590)        (1,107,084)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                                      1,881,427            122,179
  Net (decrease) increase in advances from FHLB                          180,000          1,550,000
  Repurchase of treasury stock                                          (125,700)                 0
                                                                     -----------        -----------
     Net cash provided by financing activities                         1,935,727          1,672,179
                                                                     -----------        -----------
     Net increase (decrease) in cash
     and cash equivalents                                                198,372            499,090

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                981,144            779,580
                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,179,516        $ 1,278,670
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

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at December 31, 1996, the Bank's core, tangible and risk-based capital was increased by approximately $77,437 above the capital calculated in accordance with generally accepted accounting principles.

Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), and amendment to FASB Statement No. 65. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The mortgage servicing rights for the six month period ended December 31, 1996, was $3,940. While this statement did not have a significant effect this period, management believes that this standard will have an impact on the Bank's operating results and financial condition in the future.

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

The Company has available to award 7,830 shares of Company stock and awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation expense in the amount of the fair market

                          GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3-RECOGNITION AND RETENTION PLAN (CONTINUED)

value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were contributed to the RRP to retire shares previously issued and 5,697 shares are held in treasury stock at a cost of $71,611. RRP Plan expense totalled $4,304 for the six month period ended December 31, 1996.

NOTE 4-EARNINGS PER SHARE

Earnings per share for the three and six month period ended December 31, 1996, have been computed by dividing the net earnings by the weighted average common shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6, under which unallocated shares are not considered in weighted average shares outstanding. Earnings per share for the three months ended December 31, 1996 was .23 per share based on weighted average common shares outstanding of 178,142. Earnings per share for the six months ended December 31, 1996, was .02 based on weighted average common shares outstanding of 183,527. Earnings per share for the three and six months ended December 31, 1995 was .32 and .66 per share, respectively.

NOTE 5-RECLASSIFIED

Certain items previously reported have been reclassified to conform with current period reporting form.

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

Financial Condition

         December 31, 1996 Compared to June 30, 1996. Total assets increased $1.4 million, or 3.58% to $40.5 million at December 31, 1996 from $39.1 million at June 30, 1996. The increase was primarily attributable to an increase in loans of $1,823,000, and an increase in cash and cash equivalents of $198,000, partially offset by a decrease in mortgage-backed securities of $603,000.

      Loans receivable were $22.3 million at December 31, 1996, and $20.4 million at June 30, 1996, an increase of $1,823,000, or 8.19%. This increase is primarily attributable to an increase in originations of consumer loans and a more favorable interest rate environment for home financing.

      Cash and cash equivalents increased $198,000 from $981,000 at June 30, 1996 to $1,179,000 at December 31, 1996. The increase in cash was due primarily to an increase in deposits.

      Mortgage-backed securities decreased $603,000 from $16.2 million at June 30, 1996 to $15.6 million at December 31, 1996. The decrease was primarily due to principal repayments on mortgage-backed securities.

      Investment securities decreased $8,000 from $328,000 at June 30, 1996 to $320,000 at December 31, 1996. The decrease was due to principal repayments.

      Deposits increased $1.9 million from $25.5 million at June 30, 1996, to $27.4 million at December 31, 1996. Federal Home Loan Bank advances increased $180,000 from $8.9 million at June 30, 1996 to $9.1 million at December 31, 1996, the increase in funds was used primarily to help fund an increase in loan demand.

      Advances by borrowers for taxes and insurance decreased $343,000 from $541,000 at June 30, 1996 to $198,000 at December 31, 1996. The decrease is due to the majority of the property taxes being paid in the last quarter of calendar 1996.

      Total stockholder's equity decreased $163,000 to $3,766,000 at December 31, 1996 from $3,929,000 at June 30, 1996. This decrease was primarily a result of a stock repurchase of $125,700 (10,000 shares at $12.57/share), net earnings of $3,000, along with a $53,000 increase in unrealized loss on securities available for sale. The Bank continued to exceed all of its regulatory capital requirements at December 31, 1996, with tangible and core capital of $3.7 million (8.93% of total adjusted assets) and risk-based capital of $3.9 million (19.74% of risk-weighted assets).

Results of Operations

      The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1995

      General. Net income for the quarter ended December 31, 1996 was $46,000, a decrease of $12,000 from the quarter ended December 31, 1995. The decrease was primarily due to an increase in noninterest expense. Net interest income increased $19,000, non-interest income increased $14,000, income tax expense decreased 13,000, offset by a $10,000 increase in provision for loan losses and a $48,000 increase in non-interest expense.

      Interest Income. Interest income totaled $725,000 for the quarter ended December 31, 1996, compared to $640,000 for the quarter ended December 31, 1995, an increase of $85,000. The increase was due primarily to increases in the average balance of loans and mortgage-backed securities.

      Interest Expense. Interest expense increased $66,000 for the quarter ended December 31, 1996 compared to December 31, 1995. This was primarily due to an increase in interest paid on Federal Home Loan Bank advances, due to the increase in average outstanding advances during the period, as the Bank utilized such advances to fund increased loan demand.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended December 31, 1996, increased $10,000 from $6,000 for the three months ended December 31, 1995, to $16,000 for the three month period ended December 31, 1996. The increase was due to a $10,000 provision added to the non-mortgage general valuation account to increase the valuation account balance, which had decreased due to charge-offs. The company will continue to monitor its provision for loan losses as economic and regulatory conditions dictate.

      Non-Interest Income. Non-interest income increased $14,000 from $37,000 for the quarter ended December 31, 1995 to $51,000 for the quarter ended December 31, 1996. The increase resulted primarily from an increase of $10,000 in loan origination and commitment fees, a $3,000 increase in loan servicing fees, a $4,000 increase in mortgage servicing rights income, and a $10,000 increase in other income, partially offset by a $13,000 decrease in income from the sale of interest-bearing assets.

      Non-Interest Expense. Non-interest expense totaled $244,000 for the quarter ended December 31, 1996, compared to $196,000 for the quarter ended December 31, 1995, an increase of $48,000. Compensation and benefits increased $35,000 to $135,000 for the quarter ended December 31, 1996 from $100,000 for the quarter ended December 31, 1995, due to six additional employees' salaries and other benefits. Federal insurance premiums decreased $7,000 due to the recapitalization of the BIF/SAIF premiums in the quarter ended September 30, 1996. (See Non-interest expense-Comparison of Operating Results for the six months ended December 31, 1996 on the BIF/SAIF assessment). Other miscellaneous expenses increased $17,000 from $69,000 for the quarter ended December 31, 1995 to $86,000 for the quarter ended December 31, 1996. The primary reason for this increase was an increase in service bureau fees associated with growth in checking accounts and an increase in group insurance.

      Income Taxes. The provision for income taxes decreased $13,000 from $34,000 for the quarter ended December 31, 1995 to $21,000 for the quarter ended December 31, 1996, due to a decrease in income before taxes of $24,000 for the quarter ended December 31, 1996.

Comparison of Operating Results for the Six Months Ended December 31, 1996 and 1995

      General. Net income for the six months ended December 31, 1996 was $3,000, a decrease of $116,000 from the six months ended December 31, 1995. The decrease was primarily due to a $164,000 charge to income from the BIF/SAIF legislation enacted in September 1996. Net interest income increased $75,000, non-interest income increased $21,000, income tax expense decreased $65,000, offset by a $11,000 increase in provision for loan losses and a $266,000 increase in non-interest expense.

      Interest Income. Interest income totaled $1.5 million for the six months ended December 31, 1996, compared to $1.3 million for the six months ended December 31, 1995, an increase of $194,000. The increase was due primarily to increases in the average balance of loans and mortgage-backed securities.

      Interest Expense. Interest expense increased $119,000 for the six months ended December 31, 1996 compared to December 31, 1995. This was primarily due to an increase in interest paid on Federal Home Loan Bank advances, due to the increase in average outstanding advances during the period, as the Bank utilized such advances to fund increased loan demand.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the six months ended December 31, 1996, increased $11,000 from $11,000 for the six months ended December 31, 1995, to $22,000 for the six month period ended December 31, 1996. The increase was due to a $10,000 provision added to the non-mortgage general valuation account to increase the valuation account balance, which had decreased due to charge-offs. The company will continue to monitor its provision for loan losses as economic and regulatory conditions dictate.

      Non-Interest Income. Non-interest income increased $21,000 from $87,000 for the six months ended December 31, 1995 to $108,000 for the six months ended December 31, 1996. The increase resulted primarily from an increase of $24,000 in loan origination and commitment fees, a $10,000 increase in loan servicing fees, a $4,000 increase in mortgage servicing rights income, and a $12,000 increase in other income, offset by a $15,000 decrease in income from the sale of interest-bearing assets and a $14,000 decrease in income from real estate operations.

      Non-Interest Expense. Non-interest expense totaled $648,000 for the six months ended December 31, 1996, compared to $381,000 for the six months ended December 31, 1995, an increase of $266,000. The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to eliminate this disparity, legislation to recapitalize the SAIF was enacted by Congress on September 30, 1996. The legislation called for a special assessment of 65.7 basis points of the March 31, 1995 SAIF assessment base. The special assessment resulted in a $164,000 charge to noninterest expense during the quarter ended September 30, 1996, which affected the Company's results of operations for the six months ended December 31, 1996.

      Compensation and benefits increased $73,000 to $268,000 for the six months ended December 31, 1996 from $195,000 for the six months ended December 31, 1995, due to six additional employees' salaries and other benefits. Other miscellaneous expenses increased $31,000 from $136,000 for the six months ended December 31, 1995 to $167,000 for the six months ended December 31, 1996. The primary reason for this increase was an increase in service bureau fees associated with growth in checking accounts, as well as an increase in group insurance and moving expenses associated with the hiring of new employees.

      Income Taxes. The provision for income taxes decreased $65,000 from $67,000 for the six months ended December 31, 1995 to $2,000 for the six months ended December 31, 1996, due to a decrease in net earnings before taxes of $182,000 for the six months ended December 31, 1996.

                        GILMER FINANCIAL SERVICES, INC.

                         PART II. - OTHER INFORMATION



Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:
                 Exhibit 27-Financial Data Schedule

            (b)  Reports on Form 8-K
                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GILMER FINANCIAL SERVICES, INC.

      Date: February 14, 1997       By: /s/ Gary P. Cooper
                                        ----------------------------------------
                                              Gary P. Cooper
                                              Pres. and Chief Executive Officer
                                              (Principal Executive Officer)


      Date: February 14, 1997       By: /s/ Sheri Parish
                                        ----------------------------------------
                                              Sheri Parish
                                              Vice President/Secretary/Treasurer
                                              (Principal Fin. & Acct. Officer)