Form 10QSB
period 1997-03-31
GILMER FINANCIAL SERVICES INC
filed 1997-05-15
CIK 930540

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      ----------------------------------

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 1997

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

      As of May 14, 1997, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 190,058 shares outstanding.

                        GILMER FINANCIAL SERVICES, INC
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AT MARCH 31, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                                                              MARCH 31,      JUNE 30,
                                                                1997            1996
                                                           -------------   -------------
ASSETS
  Cash on hand and in banks                                $   613,868     $   346,721
  Interest bearing deposits                                    444,996         634,423
  Investment securities
    Held to maturity                                           318,884         327,670
  Mortgage-backed certificates
    Available for sale                                       4,848,029       4,985,363
    Held to maturity                                        10,453,197      11,219,452
  Loans receivable, net                                     23,353,225      20,436,502
  Mortgage servicing rights                                      5,510               0
  Accrued interest receivable                                  347,054         317,451
  Real estate and other assets
    acquired in settlement of loans,net                        136,752               0
  Federal Home Loan Bank stock, at cost                        487,800         467,200
  Office properties and equipment, at cost                     239,257         215,514
  Prepaid expenses and other assets                            151,326         137,904
                                                           -------------   -------------
    Total assets                                           $41,399,898     $39,088,200
                                                           =============   =============


LIABILITIES
  Deposits                                                 $27,718,493     $25,476,872
  Accrued interest payable                                       8,420           8,699
  Advances by borrowers for taxes and ins.                     323,361         540,807
  Accounts payable and accrued expenses                        256,290          77,959
  Federal income taxes                                         (12,312)        124,458
  Advances from Federal Home Loan bank                       9,250,000       8,930,000
                                                           -------------   -------------
    Total liabilities                                       37,544,252      35,158,795

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 and 200,058 shares issued                1,958           2,001
  Additional paid in capital                                 1,624,968       1,679,014
  Retained earnings                                          2,519,916       2,442,626
  Less: Treasury Stock (5697 shares - at cost)                 (71,611)              0
        Shares acquired by Employee Stock Ownership Plan      (121,365)       (133,110)
        Shares acquired by Recognition and Retention Plan      (30,477)        (36,934)
        Net unrealized loss on decline in market
          value of securities available for sale               (67,743)        (24,192)
                                                           -------------   -------------
            Total stockholders' equity                       3,855,646       3,929,405
                                                           -------------   -------------
            Total liabilities and stockholders' equity     $41,399,898     $39,088,200
                                                           =============   =============

See accompanying notes to the unaudited financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                 1997              1996
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $   509,390       $   429,496
  Investment securities                                           5,493             3,447
  Mortgage-backed securities                                    248,278           247,367
  Other interest-earning assets                                  17,820            20,891
                                                            -------------     -------------
    Total interest income                                       780,981           701,201

INTEREST EXPENSE
  Deposits                                                      346,334           320,216
  Interest on FHLB advances                                     127,202           101,967
                                                            -------------     -------------
    Total interest expense                                      473,536           422,183
                                                            -------------     -------------
      Net interest income                                       307,445           279,018

  Provision for loan losses                                       6,000             5,250
                                                            -------------     -------------
    Net interest income after provision for
    loan losses                                                 301,445           273,768

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                 (1,071)                0
  Loan origination & commitment fees                             16,599            14,547
  Loan servicing fees                                            21,229            20,687
  Income (loss) from real estate operations                      (1,123)           (2,800)
  Mortgage servicing rights                                       1,570                 0
  Other income                                                   23,119            12,827
                                                            -------------     -------------
    Total noninterest income                                     60,323            45,261

NONINTEREST EXPENSE
  Compensation and benefits                                     132,879           106,860
  Occupancy and equipment                                        19,299            10,551
  Federal insurance premium                                       1,442            14,651
  Other expense                                                  93,231            73,290
  BIF/SAIF Assessment                                                 0                 0
                                                            -------------     -------------
    Total noninterest expense                                   246,851           205,352
                                                            -------------     -------------
      Income before taxes                                       114,917           113,677

INCOME TAX EXPENSE                                               40,946            40,357
                                                            -------------     -------------
  Net income                                                $    73,971       $    73,320
                                                            =============     =============

  Earnings per share (Note 4)                               $       .40       $       .40
                                                            =============     =============

See accompanying notes to unaudited financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                 1997              1996
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $ 1,462,093       $ 1,254,199
  Investment securities                                          17,751            11,186
  Mortgage-backed securities                                    705,185           634,728
  Other interest-earning assets                                  50,528            61,864
                                                            -------------     -------------
    Total interest income                                     2,235,557         1,961,977

INTEREST EXPENSE
  Deposits                                                      979,193           999,647
  Interest on FHLB advances                                     382,202           191,108
                                                            -------------     -------------
    Total interest expense                                    1,361,395         1,190,755
                                                            -------------     -------------
      Net interest income                                       874,162           771,222

  Provision for loan losses                                      28,000            16,643
                                                            -------------     -------------
    Net interest income after provision for
    loan losses                                                 846,162           754,579

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                 (4,300)           12,020
  Gain on sale of real estate                                         0            15,454
  Loan origination & commitment fees                             54,286            28,466
  Loan servicing fees                                            58,038            46,934
  Income (loss) from real estate operations                           0            (2,800)
  Mortgage servicing rights                                       5,510                 0
  Other income                                                   54,802            31,754
                                                            -------------     -------------
    Total noninterest income                                    168,336           131,828

NONINTEREST EXPENSE
  Compensation and benefits                                     400,748           301,524
  Occupancy and equipment                                        45,072            29,590
  Federal insurance premium                                      24,151            46,010
  Other expense                                                 260,152           209,045
  BIF/SAIF Assessment                                           164,429                 0
                                                            -------------     -------------
    Total noninterest expense                                   894,552           586,169
                                                            -------------     -------------
      Income before taxes                                       119,946           300,238

INCOME TAX EXPENSE                                               42,656           107,348
                                                            -------------     -------------
  Net income                                                $    77,290       $   192,890
                                                            =============     =============

  Earnings per share (Note 4)                               $       .42       $      1.06
                                                            =============     =============

See accompanying notes to unaudited financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                     TOTAL
                                                                 STOCKHOLDERS'
                                                                    EQUITY

Balance at June 30, 1996                                        $ 3,929,405


Change in unrealized loss on decline in market
   value of securities available for sale                           (43,551)


Accrual of ESOP Plan Awards                                          11,745


Accrual of RRP Plan Awards                                            6,457


Net Income(Loss)                                                     77,290


Repurchased 10,000 shares of company stock
    (5697 shares held as treasury stock and
     4303 contributed to RRP)                                      (125,700)

                                                                -------------
Balance at March 31, 1997                                       $ 3,855,646
                                                                =============






See accompanying notes to unaudited financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                    1997                1996
                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                              $    77,290         $  192,890
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                    18,315             18,315
     Gain on sale of real estate owned                    0            (15,454)
     Provision of losses on loans and other
       real estate                                   28,000             16,643
    (Gain) Loss on sale of interest bearing assets    4,300            (12,020)
     Contribution to ESOP Plan                       11,745             11,745
     Contribution to RRP Plan                         6,457                  0
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                            (5,510)                 0
       (Increase) decrease in accrued
         interest receivable                        (29,603)           (63,458)
       (Increase) decrease in prepaid
         expenses and other assets                  (13,422)            22,803
       (Decrease) increase in advances
         for taxes and insurance                   (217,445)          (254,302)
       (Decrease) increase in accrued
         interest payable                              (279)               939
       (Decrease) increase in federal
         income taxes                              (136,770)            87,649
       (Decrease) increase in deferred
         loan fees                                   10,069              3,089
       (Decrease) increase in accounts
         payable & accrued expenses                 178,331            245,154
                                                -------------      -------------
         Net cash provided by operating
         activities                                 (68,522)           253,993

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities             0            105,812
  Purchase of investment securities                       0                  0
  Capital expenditures                              (42,058)           (49,219)
  Purchase of FHLB stock                            (20,600)          (148,900)
  Proceeds from sales of mortgage loans             821,367          2,079,712
  Loans originates, net of payments              (3,912,911)        (3,607,467)
  Sales proceeds from sale of real estate owned           0             23,954
  Purchase of mortgage-backed certificates                0                  0
  Purchase of securities available for sale               0         (5,395,309)
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                0            851,009
  Principal paydown on mortgage-backed
    certificates                                    864,523            924,794
                                                -------------      -------------
      Net cash provided by (used in)
      investing activities                       (2,289,679)        (5,215,614)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                 2,241,621           (798,973)
  FHLB advances, net                                320,000          6,285,000
  Repurchase of common stock                       (125,700)                 0
                                                -------------      -------------
     Net cash provided by financing activities    2,435,921          5,486,027
                                                -------------      -------------
     Net increase (decrease) in cash
     and cash equivalents                            77,720            524,406

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                           981,144            779,580
                                                -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,058,864        $ 1,303,986
                                                =============      =============
See accompany notes to unaudited financial statements

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies and practices of Gilmer Financial Services, Inc. conform to generally accepted accounting principles and to prevailing practices within the savings and loan industry.

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at March 31, 1997, the Bank's core, tangible and risk-based capital was increased by approximately $67,743 above the capital calculated in accordance with generally accepted accounting principles.

Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), and amendment to FASB Statement No. 65. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The mortgage servicing rights for the nine month period ended March 31, 1997, was $5,510. While this statement did not have a significant effect this period, management believes that this standard will have an impact on the Bank's operating results and financial condition in the future.

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

NOTE 4-EARNINGS PER SHARE

Earnings per share for the three and nine month periods, have been computed by dividing the net earnings by the weighted average common shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6, under which unallocated shares are not considered in weighted average shares outstanding. Earnings per share for the three months ended March 31, 1997 was .40 per share based on weighted average common shares outstanding of 183,723. Earnings per share for the nine months ended March 31, 1997, was .42 based on weighted average common shares outstanding of 183,591. Earnings per share for the three and nine months ended March 31, 1996 was .40 and 1.06 per share, respectively.

NOTE 5-RECLASSIFICATIONS

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

Financial Condition

      March 31, 1997 Compared to June 30, 1996. Total assets increased $2.3 million, or 5.58% to $41.4 million at March 31, 1997 from $39.1 million at June 30, 1996. The increase was primarily attributable to an increase in loans of $2.9 million, and an increase in cash and cash equivalents of $78,000, partially offset by a decrease in mortgage-backed securities of $900,000.

      Loans receivable were $23.4 million at March 31, 1997, and $20.4 million at June 30, 1996, an increase of $2,900,000, or 12.49%. This increase is primarily attributable to an increase in originations of consumer loans and a more favorable interest rate environment for home financing.

      Cash and cash equivalents increased $78,000 from $981,000 at June 30, 1996 to $1,059,000 at March 31, 1997. The increase in cash was due primarily to an increase in deposits.

      Mortgage-backed securities decreased $900,000 from $16.2 million at June 30, 1996 to $15.3 million at March 31, 1997. The decrease was primarily due to principal repayments on mortgage-backed securities.

      Investment securities decreased $9,000 from $328,000 at June 30, 1996 to $319,000 at March 31, 1997. The decrease was due to principal repayments on investment securities.

      Deposits increased $2.2 million from $25.5 million at June 30, 1996, to $27.7 million at March 31, 1997. Federal Home Loan Bank advances increased $320,000 from $8.9 million at June 30, 1996 to $9.2 million at March 31, 1997, the increase in funds was used primarily to help fund an increase in loan demand.

      Advances by borrowers for taxes and insurance decreased $218,000 from $541,000 at June 30, 1996 to $323,000 at March 31, 1997. The decrease is due to the majority of the property taxes being paid in the last quarter of calendar 1996.

      Total stockholder's equity decreased $74,000 to $3,855,000 at March 31, 1997 from $3,929,000 at June 30, 1996. This decrease was primarily a result of a stock repurchase of $125,700 (10,000 shares at $12.57/share), and a $44,000 increase in unrealized loss on securities available for sale, partially offset by net earnings of $77,000.00. The Bank continued to exceed all of its regulatory capital requirements at March 31, 1997, with tangible and core capital of $3.8 million (9.09% of total adjusted assets) and risk-based capital of $4.0 million (19.59% of risk-weighted assets).

Results of Operations

      The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison of Operating Results for the Three Months Ended March 31, 1997
and 1996

      General. Net income for the quarter ended March 31, 1997 remained relatively unchanged compared to the quarter ended March 31, 1996. Net interest income increased $28,000, non-interest income increased $15,000, offset by a $41,000 increase in non-interest expense, and a $1,000 increase in provision for loan losses.

      Interest Income. Interest income totaled $781,000 for the quarter ended March 31, 1997, compared to $701,000 for the quarter ended March 31, 1996, an increase of $80,000. The increase was due primarily to the $2.9 million increase in net loans receivable.

      Interest Expense. Interest expense increased $51,000 for the quarter ended March 31, 1997 compared to March 31, 1996. The increase was due to a $25,000 increase in interest paid on Federal Home Loan Bank advances, due to the increase in average outstanding advances during the period, along with a $26,000 increase in interest paid on deposits, due to an increase in the average balance of deposits for the quarter.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended March 31, 1997, increased $750 from $5,250 for the three months ended March 31, 1996, to $6,000 for the three month period ended March 31, 1997.

      Non-Interest Income. Non-interest income increased $15,000 from $45,000 for the quarter ended March 31, 1996 to $60,000 for the quarter ended March 31, 1997. The increase resulted primarily from an increase of $10,000 in other income, a $2,000 increase in loan origination and commitment fees, and a $1,600 increase in mortgage servicing rights income.

    Non-Interest Expense. Non-interest expense totaled $246,000 for the quarter ended March 31, 1997, compared to $205,000 for the quarter ended March 31, 1996, an increase of $41,000. Compensation and benefits increased $26,000 to $133,000 for the quarter ended March 31, 1997 from $107,000 for the quarter ended March 31, 1996, due to six additional employees' salaries and other benefits. Federal insurance premiums decreased $13,000 due to the recapitalization of the BIF/SAIF premiums in the quarter ended September 30, 1996. (See Non-interest expense-Comparison of Operating Results for the nine months ended March 31, 1997 on the BIF/SAIF assessment). Other miscellaneous expenses increased $20,000 from $73,000 for the quarter ended March 31, 1996 to $93,000 for the quarter ended March 31, 1997. The primary reason for this increase was an increase in service bureau fees associated with growth in checking accounts and an increase in group insurance.

      Income Taxes. The provision for income taxes remained relatively unchanged for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997.

Comparison of Operating Results for the Nine Months Ended March 31, 1997
and 1996

      General. Net income for the nine months ended March 31, 1997 was $77,000, a decrease of $116,000 from the nine months ended March 31, 1996. The decrease was primarily due to a $164,000 charge to income from the BIF/SAIF legislation enacted in September 1996. Net interest income increased $102,000, non-interest income increased $37,000, income tax expense decreased $52,000, offset by a $11,000 increase in provision for loan losses and a $308,000 increase in non-interest expense.

      Interest Income. Interest income totaled $2.2 million for the nine months ended March 31, 1997, compared to $2.0 million for the nine months ended March 31, 1996, an increase of $274,000. The increase was due primarily to increases in the average balance of loans and mortgage-backed securities.

      Interest Expense. Interest expense increased $170,000 for the nine months ended March 31, 1997 compared to March 31, 1996. This was primarily due to an increase in interest paid on Federal Home Loan Bank advances, due to the increase in average outstanding advances during the period, as the Bank utilized such advances to fund increased loan demand and the purchase of new securities.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the nine months ended March 31, 1997, increased $11,000 from $17,000 for the nine months ended March 31, 1996, to $28,000 for the nine month period ended March 31, 1997. The increase was primarily due to a $10,000 provision added to the non-mortgage general valuation account to increase the valuation account balance, which had decreased due to charge-offs. The company will continue to monitor its provision for loan losses as economic and regulatory conditions dictate.

      Non-Interest Income. Non-interest income increased $37,000 from $131,000 for the nine months ended March 31, 1996 to $168,000 for the nine months ended March 31, 1997. The increase resulted primarily from an increase of $26,000 in loan origination and commitment fees, a $11,000 increase in loan servicing fees, a $3,000 increase in income from real estate operations, a $5,000 increase in mortgage servicing rights income, and a $23,000 increase in other income, offset by a $16,000 decrease in income from the sale of interest-bearing assets and a $15,000 decrease in income sale of real estate.

      Non-Interest Expense. Non-interest expense totaled $895,000 for the nine months ended March 31, 1997, compared to $587,000 for the nine months ended March 31, 1996, an increase of $308,000. The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to eliminate this disparity, legislation to recapitalize the SAIF was enacted by Congress on September 30, 1996. The legislation called for a special assessment of 65.7 basis points of the March 31, 1995 SAIF assessment base. The special assessment resulted in a $164,000 charge to noninterest expense during the quarter ended September 30, 1996, which affected the Company's results of operations for the nine months ended March 31, 1997.

      Compensation and benefits increased $99,000 to $401,000 for the nine months ended March 31, 1997 from $302,000 for the nine months ended March 31, 1996, due to six additional employees' salaries and other benefits. Other miscellaneous expenses increased $51,000 from $209,000 for the nine months ended March 31, 1996 to $260,000 for the nine months ended March 31, 1997. The primary reason for this increase was an increase in service bureau fees associated with growth in checking accounts, as well as an increase in group insurance and moving expenses associated with the hiring of new employees.

      Income Taxes. The provision for income taxes decreased $65,000 from $107,000 for the nine months ended March 31, 1996 to $42,000 for the nine months ended March 31, 1997, due to a decrease in net earnings before taxes of $180,000 for the nine months ended March 31, 1997.

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



                         GILMER FINANCIAL SERVICES, INC.

      Date: May 14, 1997          By: /s/ Gary P. Cooper
                                      ---------------------------------------
                                          Gary P. Cooper
                                          Pres. and Chief Executive Officer
                                          (Principal Executive Officer)


      Date: May 14, 1997          By: /s/ Sheri Parish
                                      ---------------------------------------
                                          Sheri Parish
                                          Vice President/Secretary/Treasurer
                                          (Principal Fin. & Acct. Officer)