Form 10KSB
period 1997-06-30
GILMER FINANCIAL SERVICES INC
filed 1997-09-29
CIK 930540

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________________ to __________________

         Commission File Number 0-25076

                         GILMER FINANCIAL SERVICES, INC.
              (Exact Name of Small Business Issuer in its Charter)

                  Delaware                                       75-2561513
     (State or Other Jurisdiction of                           (IRS Employer
     Incorporation or Organization)                          Identification No.)

           218 West Cass Street
              Gilmer, Texas                                         75644
(Address of Principal Executive Offices)                           Zip Code

         Issuer's telephone number, including area code: (903) 843-5525

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

     The Issuer had $3.0 million in gross revenues for the fiscal year ended June 30, 1997.

     As of June 30, 1997, there were issued and outstanding 191,258 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of June 30, 1997, was $2.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. Part III of Form 10-KSB - Portions of the
          Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART I

Item 1.           Description of Business

General

         Gilmer Financial Services, Inc. ("Gilmer Financial" or the "Company") is a Delaware corporation which was organized in September 1994 by Gilmer Savings Bank FSB ("Gilmer Savings" or the "Bank") for the purpose of becoming a savings and loan holding company. Gilmer Savings is a federally chartered saving bank headquartered in Gilmer, Texas. Originally chartered in 1920, the Bank converted to a federal savings bank in 1990. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

         In February 1995, the Bank converted to the stock form of organization through the sale and issuance of 195,755 shares of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operation and its business consists of the business of the Bank. All references to the Company, unless otherwise indicated, at or before February 9, 1995 refer to the Bank.

         Gilmer Financial is principally engaged in the business of attracting deposits from the general public and uses such deposits to originate one- to four-family residential loans secured by property located in its market area. To a lesser extent, Gilmer Financial also makes commercial, construction and consumer loans. In addition, the Company seeks to address its liquidity needs and to enhance investment yields through Federal Home Loan Bank ("FHLB") advances and by holding mortgage-backed securities, investment securities, interest-bearing deposits and other short-term liquid assets.

         At June 30, 1997, the Company had assets of approximately $42.2 million, deposits of approximately $29.1 million and shareholders' equity of approximately $3.8 million.

         The executive office of the Company is located at 218 W. Cass Street, Gilmer, Texas 75644, telephone (903) 843-5525.

Market Area

         The Company primarily serves Upshur County, which is located in the eastern part of Texas, through its office located in Gilmer, Texas. Gilmer is the county seat of Upshur County and is located approximately 100 miles east of Dallas and approximately 40 miles north of Tyler. To a much lesser extent, the Company serves the communities of Gregg, Smith, Wood, Marion, Camp and Titus counties in Texas.

         During the 1980s, the economy in Texas, including the Company's primary market area, was severely depressed, adversely affecting the Company's operations. During this period, there were two severe, back-to-back recessions in the State of Texas. As a result, in the mid-1980s, employment in the Company's market area declined significantly, primarily in oil and gas related service areas. Beginning in the late 1980s, the area began to recoup some of the lost jobs and slowly to improve economically.

         Based upon the 1990 Report of the U.S. Department of Commerce, Bureau of the Census, the population of Upshur County was approximately 35,000. The primary industries in Upshur County include lumber, cattle and agriculture. Major employers in this area include Upshur Rural Electric, Rob Roy Industries, ETEX Telephone Co-op, Inc., the Gilmer School District, Dean Lumber Company, Gilmer Potteries, Lone Star Steel, Texas Utilities and Texas Eastman. The unemployment rate in Upshur County is estimated to be approximately 7.6%, which is below the average unemployment rate for the State of Texas generally.

Lending Activities

         General. Historically, the Company originated fixed-rate mortgage loans. Since the mid- 1980s, however, the Company has emphasized, subject to market conditions, the origination and holding of adjustable rate mortgage ("ARM") loans and the origination and sale of fixed-rate loans with terms to maturity of up to 30 years. Management's strategy has been to attempt to increase the percentage of assets in its portfolio with more frequent repricing or shorter maturities. In response to customer demand, however, the Company continues to originate fixed-rate mortgages with terms not greater than 30 years, which it typically sells in the secondary market while retaining the servicing rights on such loans.

         The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Company's primary market area, Gilmer Financial also originates commercial real estate, commercial business, construction and consumer loans. See "- Originations, Purchases and Sales of Loans." At June 30, 1997, the Company's net loan portfolio totaled $23.5 million.

         All loans secured by real estate (except as noted below) over $10,000 must be reviewed by a loan committee comprised of three designated directors of the Company. The committee has the authority to approve adjustable-rate mortgage loans secured by real estate to any one borrower for amounts up to $200,000 and commercial real estate loans for amounts up to $250,000. Adjustable-rate loans in excess of $200,000 require approval of a majority of the Board of Directors and commercial real estate loans in excess of $250,000 require unanimous approval of the Board of Directors. In addition, the President has the authority to approve all home improvement loans for less than $20,000, having a loan to value ratio of 80% or less. All unsecured consumer loans in excess of $10,000 must be approved by the Board of Directors. The Board also ratifies all loans originated by the Company.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $559,000. At June 30, 1997, the Bank had no loans with an aggregate outstanding balance in excess of this amount. The Bank did, however, have one loan on a church located in Upshur County that exceeded the loan to one borrower limit for $620,000, of which a participation interest was sold to reduce the loan below the loan to one borrower limit.

         Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                    At June 30,
                                              --------------------------------------------------------------------------------------
                                                         1997                  1996                1995                 1994
                                              ----------------------   -------------------  ------------------   -------------------
                                                 Amount      Percent    Amount     Percent   Amount    Percent    Amount     Percent
                                                 ------      -------    ------     -------   ------    -------    ------     -------
                                                                             (Dollars in Thousands)
Real Estate Loans:
 One- to four-family......................      $12,360       48.83%   $10,695      49.85%  $10,319     54.74%   $10,739      62.33%
 Multi-family.............................          282        1.12        122        .57       140        .74       157       0.91
 Commercial...............................        2,683       10.60      2,934      13.68     2,354      12.49     1,946      11.29
 Construction.............................        1,306        5.16        526       2.45       823       4.37       604       3.51
                                               --------      ------    -------     ------   -------     ------   -------     ------
     Total real estate loans..............       16,631       65.71     14,277      66.55    13,636      72.34    13,446      78.04

Other Loans:
 Consumer Loans:
  Savings account.........................          423        1.67        424       1.98       441       2.34       521       3.02
  Home improvement........................        1,010        3.99        945       4.40       734       3.89       581       3.37
  Automobile..............................        4,499       17.77      3,777      17.61     2,329      12.36     1,972      11.45
  Other...................................          888        3.51        538       2.50       612       3.25       328       1.90
                                              ---------     -------    -------    -------   -------     ------   -------     ------
     Total consumer loans.................        6,820       26.94      5,684      26.49     4,116      21.84     3,402      19.74
 Commercial business loans................        1,860        7.35      1,492       6.96     1,097       5.82       382       2.22
                                               --------      ------    -------    -------   -------     ------   -------     ------
     Total other loans....................        8,680       34.29      7,176      33.45     5,213      27.66     3,784      21.96
                                               --------      ------    -------     ------   -------     ------   -------     ------
     Total loans..........................       25,311      100.00%    21,453     100.00%   18,849     100.00%   17,230     100.00%
                                                             ======                ======               ======               ======

Less:
 Loans in process.........................          999                    362                  331                  598
 Deferred fees and discounts..............          596                    439                  296                  215
 Allowance for losses.....................          309                    215                  204                  215
                                              ---------                -------              -------              -------
 Total loans receivable, net..............      $23,407                $20,437              $18,018              $16,202
                                                =======                =======              =======              =======


                                                At June 30,
                                            ---------------------
                                                    1993
                                            ---------------------
                                             Amount       Percent
                                             ------       -------
                                            (Dollars in Thousands)
Real Estate Loans:
 One- to four-family......................  $12,037        70.99%
 Multi-family.............................      173         1.02
 Commercial...............................    1,999        11.79
 Construction.............................      134         0.79
                                            -------       ------
     Total real estate loans..............   14,343        84.59

Other Loans:
 Consumer Loans:
  Savings account.........................      723         4.27
  Home improvement........................      507         2.99
  Automobile..............................      833         4.91
  Other...................................      410         2.42
                                            -------       ------
     Total consumer loans.................    2,473        14.59
 Commercial business loans................      139         0.82
                                            -------       ------
     Total other loans....................    2,612        15.41
                                            -------       ------
     Total loans..........................   16,955       100.00%
                                                          ======

Less:
 Loans in process.........................       98
 Deferred fees and discounts..............      112
 Allowance for losses.....................      215
                                            -------
 Total loans receivable, net..............  $16,530
                                            =======

         The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                   At June 30,
                                               -------------------------------------------------------------------------------------
                                                      1997                  1996                    1995                1994
                                               ------------------  ----------------------  --------------------  -------------------
                                               Amount     Percent    Amount       Percent    Amount     Percent   Amount     Percent
                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family.....................     $1,982       7.83%   $ 1,964         9.16%   $ 1,967      10.43%  $ 2,231      12.95%
  Commercial..............................        597       2.36        ---          ---        ---        ---       ---        ---
  Construction............................      1,306       5.16        526         2.45        823       4.37       604       3.51
                                               ------    -------   --------      -------   --------      -----   -------   -------
     Total real estate loans..............      3,885      15.35      2,490        11.61      2,790      14.80     2,835      16.46
 Consumer.................................      6,299      24.89      5,132        23.92      3,827      20.30     3,189      18.50
 Commercial business......................      1,860       7.35      1,096         5.11        248       1.32        36       0.21
                                              -------    -------   --------      -------   --------    -------   -------    -------
     Total fixed-rate loans...............     12,044      47.59      8,718        40.64      6,865      36.42     6,060      35.17

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.....................     10,378      41.00      8,731        40.69      8,352      44.32     8,508      49.38
  Multi-family............................        282       1.12        122          .57        140        .74       157       0.91
  Commercial..............................      2,086       8.24      2,934        13.68      2,354      12.49     1,946      11.29
                                              -------    -------   --------      -------   --------     ------   -------    -------
     Total real estate loans..............     12,746      50.36     11,787        54.94     10,846      57.55    10,611      61.58
 Consumer.................................        521       2.05        552         2.57        289       1.53       213       1.24
 Commercial business......................        ---        ---        396         1.85        849       4.50       346       2.01
                                            ---------   --------   --------       ------   --------     ------   -------    -------
     Total adjustable-rate loans..........     13,267      52.41     12,735        59.36     11,984      63.58    11,170      64.83
                                               ------    -------    -------       ------    -------     ------   -------    -------
     Total loans..........................     25,311     100.00%    21,453       100.00%    18,849     100.00%   17,230     100.00%
                                                          ======                  ======                ======               ======

Less:
 Loans in process.........................        999                   362                     331                  598
 Deferred fees and discounts..............        596                   439                     296                  215
 Allowance for loan losses................        309                   215                     204                  215
                                            ---------              --------                --------              -------
    Total loans receivable, net...........    $23,407               $20,437                 $18,018              $16,202
                                              =======               =======                 =======              =======


                                                     At June 30,
                                              -------------------------
                                                         1993
                                              -------------------------
                                               Amount           Percent
                                               ------           -------
                                                (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family.....................    $ 2,609            15.39%
  Commercial..............................        ---              ---
  Construction............................        134             0.79
                                              -------          -------
     Total real estate loans..............      2,743            16.18
 Consumer.................................      2,283            13.46
 Commercial business......................        100             0.59
                                              -------          -------
     Total fixed-rate loans...............      5,126            30.23

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.....................      9,428            55.61
  Multi-family............................        173             1.02
  Commercial..............................      1,999            11.79
                                              -------          -------
     Total real estate loans..............     11,600            68.42
 Consumer.................................        190             1.12
 Commercial business......................         39             0.23
                                              -------          -------
     Total adjustable-rate loans..........     11,829            69.77
                                               ------           ------
     Total loans..........................     16,955           100.00%
                                                                ======

Less:
 Loans in process.........................         98
 Deferred fees and discounts..............        112
 Allowance for loan losses................        215
                                              -------
    Total loans receivable, net...........    $16,530
                                              =======

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments of due-on-sale clauses.

                                                                   Real Estate
                               ---------------------------------------------------------------------------
                                                              Multi-family and
                                 One- to Four-Family             Commercial              Construction                 Consumer
                               -----------------------    -----------------------    ---------------------     ---------------------
                                              Weighted                   Weighted                 Weighted                  Weighted
                                               Average                    Average                  Average                   Average
                               Amount           Rate      Amount           Rate      Amount         Rate       Amount         Rate
                               ------           ----      ------           ----      ------         ----       ------         ----
                                                              (Dollars in Thousands)
    Due During
   Years Ending
     June 30,
1998(1)................            35           9.28%     $  ---            ---%     $1,306         8.82%      $1,899         9.74%
1999...................            26           8.35           8           9.57         ---          ---          720        10.53
2000...................            74           8.84          52           9.59         ---          ---        1,068        10.14
2001 and 2002..........           806           8.96         855           7.74         ---          ---        2,260         9.88
2003 to 2007...........         2,647           8.50         457           8.59         ---          ---          662         8.52
2008 to 2022...........         6,839           8.00       1,593           8.49         ---          ---          211         8.60
2023 and following.....         1,933           7.95         ---            ---         ---          ---          ---          ---
                              -------         ------      ------         ------      ------       ------       ------       ------
  Total................       $12,360                     $2,965                     $1,306                    $6,820
                              =======                     ======                     ======                    ======



                                   Commercial
                                    Business                    Total
                             -----------------------   ------------------------
                                            Weighted                   Weighted
                                             Average                    Average
                             Amount           Rate     Amount            Rate
                             ------           ----     ------            ----
                                          (Dollars in Thousands)
    Due During
   Years Ending
     June 30,
1998(1)................      $  806          10.00%    $4,046            9.49%
1999...................         112           9.82        866           10.36
2000...................         210           9.74      1,404            9.99
2001 and 2002..........         372          10.57      4,293            9.34
2003 to 2007...........         336          10.08      4,102            8.64
2008 to 2022...........          24           7.00      8,667            8.10
2023 and following.....         ---            ---      1,933            7.95
                             ------        -------    -------          ------
  Total................      $1,860                   $25,311
                             ======                   =======



         (1) Includes demand loans, loans having no stated maturity and overdraft loans.

         As of June 30, 1997, the total amount of loans due after June 30, 1998 which had predetermined interest rates was $8.0 million, while the total amount of loans due after such date which had floating or adjustable interest rates was $13.3 million.

         All of the Company's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations, if applicable.

         The Company requires evidence of marketable title and lien position and/or appropriate title insurance or title opinions and surveys of such properties. The Company also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan and the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Company also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Company's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, $12.4 million, or 48.8%, of the Company's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Gilmer Financial are secured by properties located in the Company's market area.

         Historically, Gilmer Financial originated for retention in its portfolio, fixed-rate loans secured by one- to four-family residential real estate. In the mid-1980s, in order to reduce its exposure to changes in interest rates, Gilmer Financial began to emphasize the origination of ARMs, subject to market conditions and consumer preference. The Company originates ARM loans for its portfolio. As a result of continued consumer demand for long-term fixed-rate loans, however, particularly during recent periods of relatively low interest rates, Gilmer Financial has continued to originate fixed-rate loans for sale in the secondary market with servicing retained, in amounts and at rates which are monitored for compliance with the Company's asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         In the loan approval process, Gilmer Financial assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. Initially, Gilmer Financial's loan underwriters analyze the loan application and the property involved. As part of the loan application process, qualified outside appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by the President or the loan committee, as applicable.

         The Company's loans are underwritten and documented pursuant to the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"). Most of the Company's fixed-rate residential loans have contractual terms to maturity of ten to 30 years. The Company's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time. Currently, the Company originates and sells substantially all of its fixed-rate loans to the FHLMC. The Company also retains the servicing of all the loans it originates. See "- Originations, Purchases and Sales of Loans." The interest rate on loans sold is determined at the time of closing, thereby reducing the Company's exposure to fluctuations in the rate during the application process.

         The Company has offered ARM loans at rates and on terms determined in accordance with market and competitive factors. The ARM program currently offered by the Company meets the standards and requirements of the secondary market for residential loans. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years.

         Gilmer Financial presently offers ARM products which adjust annually subject to an annual limitation of 1.0% or 2.0% and an overall life of loan limitation ranging from 6.0% to 6.5%. These ARM products utilize the one-year treasury index plus a margin of 2.75% to 3.0%. ARM products held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At June 30, 1997, the Company had $10.4 million of one- to four-family ARM loans, or 41.0% of total loans.

         It is Gilmer Financial's present policy generally not to lend more than 95% of the lesser of the appraised value or purchase price of the property. Gilmer Financial generally requires private mortgage insurance in specified amounts on residential loans with a loan-to-value ratio at origination exceeding 80%.

         Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         The Company's residential mortgage loans customarily include a due-on-sale clause giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Company may enforce the due-on-sale clause in its mortgage contracts for the purpose of increasing its loan portfolio yield. Despite the Company's emphasis on ARM loans, consumer preference for fixed-rate mortgages, in light of the current interest rate environment, and sale of such loans have resulted in a decrease in the Company's loan portfolio of adjustable-rate one-to four-family residential loans.

Multi-Family and Commercial Real Estate Lending

         Gilmer Financial also originates loans secured by multi-family and commercial real estate. At June 30, 1997, $282,000, or 1.1%, of the Company's loan portfolio consisted of multi-family loans and $2.7 million, or 10.6%, of the Company's loan portfolio consisted of commercial real estate loans.

         Multi-family and commercial real estate loans originated by the Company generally have terms to maturity and amortization schedules of up to 15 years. Rates on such loans are generally adjusted annually to specified spreads over an index. Multi-family and commercial real estate loans (other than loans to facilitate the sale of foreclosed property) are written in amounts of up to 75% of the lesser of the appraised value of the property or the sales price.

         The Company's commercial real estate portfolio consists of loans on a variety of non-residential properties including churches, chicken houses, convenience stores and land for agricultural use. Appraisals on properties securing commercial real estate loans are performed by a qualified appraiser at the time the loan is made. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are obtained for most of the Company's commercial real estate loans.

         At June 30, 1997, the Company had two multi-family real estate loans, with an outstanding balance of $282,000 at June 30, 1997. Both loans have performed in accordance with [their] terms.

         At June 30, 1997, the Company's largest commercial real estate loan, secured by a church located in Upshur County, Texas, totaled $620,000, of which a participation interest was sold to reduce the loan below the loan to one borrower limit. At that date, the Company had 36 commercial real estate loans totaling $2.7 million.

         Multi-family and commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Company has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties. In addition, Gilmer Financial has generally limited itself to a real estate market and/or borrowers with which it has knowledge and experience.

Construction Lending

         On occasion, the Company originates loans for the construction of commercial buildings as well as new homes and improvements on existing homes. These loans are generally six-month to one year fixed-rate loans with interest-only payments generally required on a monthly basis. At June 30, 1997, approximately $1.3 million or 5.2%, of the Company's loan portfolio consisted of construction loans.

         The Company's construction loans have been originated with fixed-rates of interest. Construction loans are generally made in amounts of up to a maximum loan-to-value ratio of 75%. Higher loan-to-value ratios are determined by the availability of coverage of private mortgage insurance as evidenced by a commitment to ensure the permanent loan. Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property. All of the Company's current construction loans are secured by property located in its market area.

         The Company's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses based on in-house inspections. The Company periodically reviews the progress of the underlying construction project.

         Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms and generally have permanent loans in place at the time the construction loan is originated. Nevertheless, the nature of these loans is such that they are more difficult to evaluate and monitor. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. Because defaults in repayment may not occur during the construction period it may be difficult to identify problem loans at an early stage. To minimize these risks, the Company inspects each project periodically and an inspection is done prior to advancing construction draws to assure that the percent of project completion equals or exceeds the outstanding percent of the total construction loan.

Consumer Lending

         Gilmer Financial offers a variety of consumer loans for various purposes with terms up to five years. In addition, home improvement loans are offered with terms of up to fifteen years. The majority of the Company's consumer lending is for automobiles, home improvements and other personal purposes. The Company also makes loans for consumer purposes secured by deposit accounts.

         The Company currently originates substantially all of its consumer loans in its market area. At June 30, 1997, the Company's consumer loans totaled $6.8 million, or 26.9% of the Company's loan portfolio.

         Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. Unsecured loans are offered to borrowers for a variety of purposes and personal needs. These are generally fully amortizing with loan terms of five years or less. At June 30, 1997, $128,000 of the Company's consumer loans were unsecured.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at June 30, 1997, 14 consumer loans totaling $65,000 were 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

         On occasion, the Company may originate commercial business loans for the purpose of supporting accounts receivable and inventory along with equipment during a peak in a particular business cycle. These loans are generally originated for terms to maturity of five years or less. At June 30, 1997, the Company had $8.7 million in commercial business loans representing 34.3% of the Company's total loan portfolio.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are sometimes, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases and Sales of Loans

         The Company originates real estate loans through marketing efforts, the Company's customer base and walk-in customers. The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure of interest rates (short-term compared to long-term) as well as the current and expected future level of interest rates.

         The Company has a portfolio of fixed-rate and adjustable-rate mortgage-backed securities which it purchases and holds for investment. At June 30, 1997, mortgage-backed securities totaled $15.1 million, of which, $10.2 million were held for investment. See "Investment Activities - Mortgage-Backed Securities."

         In the past, when Gilmer Financial sold loans, it retained 5% of the loan on its books and the responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and servicing the loans, and receives a fee for performing this service. Presently when GFS sells loans, it does not retain any principal of the loan, but retains the servicing of that loan. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes.

         The contractual right to service mortgage loans that have been sold has an economic value that is not recognized in the Company's financial statements. The value results from the future income stream of the servicing fees, the availability of and earnings from the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity, and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors. At June 30, 1997, the Company had $10.2 million in loans serviced for others.

         The marketability of loans depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand, and other factors. Gilmer Financial's sales of loans or participations are "without recourse" (i.e., without remedy against the seller by the purchaser if the borrower defaulted on payment under the loan) against Gilmer Financial in the event of default. Gilmer Financial does have contingent liability on loans sold under warranty of conforming origination to FHLMC guidelines.

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                                   Year Ended June 30,
                                                            ---------------------------------
                                                              1997         1996          1995
                                                              ----         ----          ----
                                                                     (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................        $2,586      $ 2,160       $ 1,179
                - commercial.........................           623          713           362
  Non-real estate - commercial business..............           ---          ---           ---
                                                           --------    ---------     ---------
         Total adjustable-rate.......................         3,209        2,873         1,541
                                                             ------      -------       -------
 Fixed rate:
  Real estate - one- to four-family..................         1,879        3,378         1,824
                - commercial.........................           785           35           194
                - construction.......................         2,638          974           542
  Non-real estate - consumer.........................         6,503        4,905         4,980
                     - commercial business...........         3,133        1,041           680
                                                            -------      -------      --------
         Total fixed-rate............................        14,938       10,333         8,220
                                                             ------      -------      --------
         Total loans originated......................        18,147       13,206         9,761
                                                             ------      -------      --------
Purchases:
  Mortgage-backed securities (excluding
   REMICs and CMOs)..................................           ---          299         1,744
  REMICs and CMOs....................................           ---        5,176           ---
                                                           --------      -------     ---------
         Total purchased.............................           ---        5,475         1,744
                                                           --------      -------       -------
Sales and Repayments:
 Sales:
  Real estate - one- to four-family..................         1,091        3,194         1,545
                                                             ------      -------       -------
         Total loans sold............................         1,091        3,194         1,545
  Mortgage-backed securities.........................           ---          841         1,761
                                                            -------     --------       -------
         Total sales.................................         1,091        4,035         3,306
 Principal repayments:
   Mortgage-backed securities........................         1,107        1,086         1,380
   Loans.............................................        13,846        7,775         6,386
                                                             ------     --------       -------
         Total reductions............................        16,044       12,895        11,072
Increase (decrease) in other items, net..............           867          (49)          (13)
                                                            -------    ---------      --------
         Net increase (decrease).....................        $2,970     $  5,737       $   420
                                                             ======     ========       =======

Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a first mortgage loan, the Company attempts to cause the delinquency to be cured by contacting the borrower when the loan is 16 days delinquent. A late notice is sent on the 16th day after the due date of the loan. A second late notice is sent after the loan is 30 days delinquent in addition to verbal contact with the borrower. If the delinquency is not cured by the 45th day, the Company will arrange a face to face interview with the borrower to discuss arrangements for curing the default. If there is no acceptable response from the borrower, a 30-day notice of foreclosure is sent. If the delinquency is not cured within the 30 days, foreclosure proceedings are initiated.

         In the event the loan payment is past due for ninety days or more, the Company performs an in-depth review of the loan's status, the condition of the property and circumstances of the borrower. Based upon the results of the review, the Company may negotiate and accept a repayment program with the borrower or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Company may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is made by the President or the Board of Directors and is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the delinquencies.

         The following table sets forth the Company's loan delinquencies by type and by amount at June 30, 1997.


                                                                               Total Loans
                                           Loans Delinquent For:                Delinquent
                                 --------------------------------------     -------------------
                                     60-89 Days        90 Days and Over       60 Days or More
                                 -----------------    -----------------     -------------------
                                 Number     Amount    Number     Amount     Number       Amount
                                 ------     ------    ------     ------     ------       ------
                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family......         17      $ 456        12      $ 389         29       $  845
  Commercial...............        ---        ---         1        129          1          129

Consumer...................         22        177        16         77         38          254
                                  ----      -----      ----     ------         --      -------

     Total.................         39      $ 633        29      $ 595         68       $1,228
                                  ====      =====      ====      =====         ==       ======


         Non-Performing Assets. Real estate acquired in settlement of loans is classified as real estate owned until it is sold. When property is acquired, it is initially recorded at the lower of estimated fair value or cost. If, subsequent to foreclosure, the fair value of the real estate acquired through foreclosure is determined to have declined based upon periodic evaluations by management, valuation allowances are established through a charge to income. Costs relating to the development or improvement of real estate owned are capitalized to the extent of fair market value.

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status at the earlier of principal or interest being 90 days past due and/or when the collection of principal and/or interest becomes doubtful. For all years presented, the Company had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                         At June 30,
                                       ---------------------------------------------------
                                          1997       1996       1995       1994       1993
                                       -------    -------    -------    -------    -------
                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                  $   385    $   236    $   295    $   128    $   167
  Multi-family                            --         --         --         --         --
  Commercial real estate                   129         63         40         49         51
  Construction or development                4       --         --         --         --
  Consumer                                  77         94         23       --           12
  Commercial business                     --         --         --            3       --
                                       -------    -------    -------    -------    -------
     Total                                 595        393        358        180        230
                                       -------    -------    -------    -------    -------
Foreclosed assets:
  One- to four-family                       99       --            9       --           20
  Commercial real estate                  --         --         --           80        125
                                       -------    -------    -------    -------    -------
     Total                                  99       --            9         80        145
                                       -------    -------    -------    -------    -------
Total non-performing assets            $   694    $   393    $   367    $   260    $   375
                                       =======    =======    =======    =======    =======
Total assets                           $42,170    $39,088    $32,759    $32,572    $30,965
                                       =======    =======    =======    =======    =======
Total as a percentage of total assets     1.65%      1.01%      1.08%      0.80%      1.21%


         For the year ended June 30, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,000. The amounts that were included in interest income on such loans were approximately $6,000 for the year ended June 30, 1997.

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses may also be designated "special mention" by management. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

         On the basis of management's review of its assets, at June 30, 1997, on a net basis, the Company had classified $778,000 as Substandard, $11,458 as Doubtful and 6 loans totaling $21,570 as Loss. At June 30, 1997, the Bank had no loans designated as special mention.

         Other Loans of Concern. Not categorized as non-performing assets are $174,000 of certain potential problem loans which are classified as substandard that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. Such potential problem loans consist primarily of single family home loans. Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

         Allowance for Loan Losses. The allowance for estimated loan losses is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, Office of Thrift Supervision Midwest Region factors, and other factors that warrant recognition in providing for an adequate allowance for loan losses.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         As a result of the Office of Thrift Supervision exam conducted in April 1997, management recalculated the allowance for loan losses, using historical loan loss experience for mortgage loans and commercial real estate, and OTS Midwest region factors for consumer and commercial business, which resulted in additional reserve requirement of $95,000. Management had been using historical loan loss factors to calculate the allowance. Due to the growth in the consumer and commercial business loan portfolio the Office of Thrift Supervision did not believe that [the Bank's] low historical loss would substantiate the allowance needed for the growing loan portfolio. Therefore, management recalculated the allowance for loan loss using the OTS Midwest Region factors for consumer and commercial business loans and historical loss factors for real estate loans along with the OTS requirement of 15% of total classified to establish the needed reserves.

         Management believes that although unforeseen market conditions could result in adjustments to the allowance for loan losses, the additional reserves will help keep earnings more stable when losses are incurred.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                            Year Ended June 30,
                                                             ----------------------------------------------------
                                                               1997      1996        1995        1994        1993
                                                             --------  --------    -------     --------    ------
                                                                         (Dollars in Thousands)
Balance at beginning of period..........................       $215      $204     $   215     $   215     $   221

Charge-offs:
  One- to four-family...................................        ---         2          15         ---          50
  Commercial real estate................................        ---       ---         ---         ---         ---
  Commercial business...................................          6
  Consumer..............................................         42        24           3         ---         ---
                                                             ------     -----      ------     -------    --------
    Total...............................................         48        26          18         ---          50
                                                             ------     -----      ------     -------     -------
Recoveries..............................................        ---       ---         ---         ---         ---
                                                            -------    ------     -------     -------    --------
Net charge-offs........................................          48       (26)        (18)        ---         (50)
Additions charged to operations.........................        142        37           7         ---          44
                                                             ------     -----     -------     -------     -------
Balance at end of period................................      $ 309      $215      $  204      $  215     $   215
                                                              =====      ====      ======      ======     =======
Ratio of net charge-offs during the period to
 average loans outstanding during the period............       .21%      .11%        .10%        ---%       0.30%
                                                               ===      ====      ======      ======     =======
Ratio of net charge-offs during the period to
 average non-performing assets..........................     10.62%     7.42%       5.72%        ---%       9.29%
                                                             =====      ====        ====      ======     =======


         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     At June 30,
                        --------------------------------------------------------------------------------------------------------
                                       1997                             1996                                1995
                        --------------------------------- ---------------------------------- -----------------------------------
                                                 Percent                            Percent                             Percent
                                                 of Loans                           of Loans                            of Loans
                                      Loan       in Each                Loan        in Each                 Loan        in Each
                        Amount of    Amounts     Category Amount of    Amounts      Category    Amount of   Amounts     Category
                        Loan Loss      By        to Total Loan Loss      By         to Total    Loan Loss     By        to Total
                        Allowance   Category       Loans  Allowance   Category        Loans     Allowance  Category       Loans
                        ---------   --------       -----  ---------   --------        -----     ---------  --------       -----
                                                                (Dollars in Thousands)
One- to four-family.      $ ---     $12,360        48.83%   $ ---     $10,695         49.85%    $   ---    $10,319         54.7%
Multi-family........        ---         282         1.12      ---         122           .57         ---        140           .7
Commercial real
 estate.............         15       2,683        10.60       18       2,934         13.68          23      2,354         12.5
Construction or
 development........        ---       1,306         5.16      ---         526          2.45         ---        823          4.4
Consumer............        ---       6,820        26.94        1       5,684         26.49         ---      4,116         21.9
Commercial business.        ---       1,860         7.35      ---       1,492          6.96         ---      1,097          5.8
Unallocated.........        294         ---          ---      196         ---           ---         181        ---          ---
                          -----     -------       ------    -----     -------        ------     -------    -------        -----
     Total..........      $ 309     $25,311       100.00%   $ 215     $21,453        100.00%    $   204    $18,849        100.0%
                          =====     =======       ======    =====     =======        ======     =======    =======        =====


                                                     At June 30,
                        ---------------------------------------------------------------------
                                       1994                                1993
                        ----------------------------------  ---------------------------------
                                                  Percent                            Percent
                                                  of Loans                           of Loans
                                       Loan       in Each                  Loan      in Each
                         Amount of    Amounts     Category   Amount of    Amounts    Category
                         Loan Loss      By        to Total   Loan Loss      By       to Total
                         Allowance   Category       Loans    Allowance   Category      Loans
                         ---------   --------       -----    ---------   --------      -----
                                                (Dollars in Thousands)
One- to four-family.    $    ---     $10,739         62.3%   $   ---     $12,037        71.0%
Multi-family........         ---         157          0.9        ---         173         1.0
Commercial real
 estate.............          25       1,946         11.3         25       1,999        11.8
Construction or              ---         604          3.5        ---         134         0.8
 development........
Consumer............         ---       3,402         19.7        ---       2,473        14.6
Commercial business.         ---         382          2.2        ---         139         0.8
Unallocated.........         190         ---          ---        190         ---         ---
                        --------     -------        -----    -------     -------       -----
     Total..........    $    215     $17,230        100.0%   $   215     $16,955       100.0%
                        ========     =======        =====    =======     =======       =====


Investment Activities

         General. Gilmer Financial must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For June 30, 1997, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowing) was 6.34%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Regulation - Liquidity" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal and state agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Bank may also invest its assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         Included in the Company's investment portfolio are mortgage-backed securities consisting primarily of securities issued under government-sponsored agency programs, including those of the Federal National Mortgage Association ("FNMA"), the FHLMC and the Government National Mortgage Association ("GNMA"). The Company also invests in Collateralized Mortgage Obligations ("CMOs"), one type of which is a real estate mortgage investment conduit (REMIC").
See "- Mortgage-Backed Securities."

         Investment Securities. At June 30, 1997, Gilmer Financial's interest-bearing deposits with banks totaled $1,365,000 or 3.2%, of total assets, and its investment securities totaled $316,000 or .75% of total assets. As of such date, the Bank also had a $495,100 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Dallas based on its advances outstanding. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements.

         The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.

                                                                                         At June 30,
                                                           -------------------------------------------------------------------------
                                                                   1997                      1996                       1995
                                                           --------------------    -----------------------    ----------------------
                                                            Book         % of         Book          % of          Book       % of
                                                           Value         Total       Value          Total        Value       Total
                                                           -----         -----       -----          -----        -----       -----
                                                                                    (Dollars in Thousands)
Investment securities:
  U.S. Treasury Note.................................       $300         36.99%    $   301          37.86%    $    ---         ---%
  FHLB Series........................................        ---           ---         ---            ---          100       17.92
  Corporate obligations..............................         16          1.97          27           3.40           46        8.24
  Municipal bonds....................................        ---           ---         ---            ---          100       17.92
                                                           -----         -----     -------        -------     --------     -------
     Subtotal........................................        316         38.96         328          41.26          246       44.09
FHLB stock...........................................        495         61.04         467          58.74          312       55.91
                                                            ----         -----     -------        -------     --------     -------
     Total investment securities and FHLB stock......       $811        100.00%    $   795         100.00%    $    558      100.00%
                                                            ====        ======     =======         ======     ========     =======
Average remaining life or term to repricing
 of investment securities, excluding FHLB stock......  .75 years                 3.2 years                   1.8 years

Other interest-earning assets:
  Interest-bearing deposits with banks...............     $1,365        100.00     $   634         100.00%     $   360      100.00%
                                                          ------        ------     -------         ------     --------      ======
     Total...........................................     $1,365        100.00     $   634         100.00%     $   360      100.00%
                                                          ======        ======     =======         ======     ========      ======

Mortgage-backed securities:
  GNMA...............................................     $3,470(1)      22.88%    $ 3,963          24.40%     $ 4,544       35.26
  FNMA...............................................      2,283(2)      15.05       2,485          15.30        2,647       20.54
  FHLMC..............................................      1,410          9.30       1,684          10.37        2,659       20.63
  Private issue CMOs/REMICs..........................      7,771(3)      51.23       7,791          47.97        2,650       20.57
                                                         -------        ------      ------         ------     --------     -------
                                                          14,934         98.46      15,923          98.04       12,500       97.00
Unamortized premium (discounts), net.................        235          1.54         318           1.96          386        3.00
                                                         -------        ------      ------         ------     --------     -------
     Total mortgage-backed securities................    $15,169        100.00%    $16,241         100.00%     $12,886      100.00%
                                                         =======        ======     =======         ======     ========     =======

(1) $78,249 (market value of $79,616) of these mortgage-backed securities were held for sale. (2) $805,297 (market value of $780,451) of these mortgage-backed securities were held for sale. (3) $4,0169,145 (market value of $3,981,010) of these mortgage-backed securities were held for sale.

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                             At June 30, 1997
                                                  ---------------------------------------------------------------------------------
                                                  Less Than     1 to 5        5 to 10       Over
                                                   1 Year        Years         Years       10 Years     Total Investment Securities
                                                   ------        -----         -----       --------     ---------------------------
                                                  Book Value   Book Value    Book Value   Book Value    Book Value    Market Value
                                                  ----------   ----------    ----------   ----------    ----------    ------------
                                                                           (Dollars in Thousands)
U.S. Treasury Note..........................          $300       $  ---       $   ---       $  ---         $ 300           $301
Corporate obligations.......................           ---          ---           ---           16            16             16
                                                      ----       ------        ------        -----          ----           ----

Total investment securities.................          $300       $  ---        $  ---        $  16          $316           $317
                                                      ====       ======        ======        =====          ====           ====

Weighted average yield......................          6.13%         ---%          ---%        6.22%         6.13%          6.13%
                                                      ====       ======        ======        =====          ====           ====

         Mortgage-Backed Securities. The Company purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Company's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Company over the last several years have had adjustable rates of interest or short or intermediate effective terms to maturity. The book value of all mortgage-backed securities at June 30, 1997 was $15.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         The Company's mortgage-backed securities held for investment are included in its financial statements at amortized cost. The Company's mortgage-backed securities available for sale are included in its financial statements at market value. See Note 3 of the Notes to the Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13 for information regarding the amortized cost and approximate market value of the Company's mortgage-backed securities as of June 30, 1997.

         As of June 30, 1997, all of the Company's mortgage-backed securities were backed by federal agencies or by credit enhancements. Accordingly, management believes that the Company's mortgage-backed securities are generally resistant to credit problems.

         The Company's holdings of mortgage-backed securities have increased in recent years as a result of customer preference for fixed-rate mortgages which are not originated for the portfolio by the Company. The Company has emphasized mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate risk, high liquidity and acceptable prepayment risk. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), in the event that the proportion of the Company's assets consisting of mortgage-backed investments continues to increase, the Company's asset yields would be adversely affected.

         The Company's mortgage-backed and related securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of FNMA, FHLMC and GNMA. The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed securities issued or guaranteed by FNMA, FHLMC and certain AAA- or AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans.

         The Company also invests in Collateralized Mortgage Obligations ("CMOs"). A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments.

         One type of CMO is a real estate mortgage investment conduit ("REMIC"). At June 30, 1997, the Company had an investment in one REMIC totaling $2.7 million, with a scheduled final distribution date of October 2003. The REMIC is a multi-class pass-through certificate evidencing beneficial ownership interests in a trust fund which consists primarily of a pool of conventional, fixed-rate, fully amortizing, one- to four-family residential mortgage loans sold by GE Capital Mortgage Services, Inc. The REMIC has several forms of credit enhancement designed to enhance the likelihood of regular receipt of the scheduled amounts due and to provide limited protection against losses. The REMIC was rated "AAA" by Standard & Poor's Corporation and "AAA" by Moody's Investors Services, Inc.

         The Company's investment in the REMIC is in a class of "accretion directed certificates" which had a weighted average life of 7.9 years at issuance, based on a 325% prepayment assumption. The investment was purchased with the proceeds from a fixed-rate FHLB advance which has a first maturity date of January 1998, which then rolls into an amortizing advance with a final maturity in October 2003.

         The Company also held $5.0 million in REMIC's tied to the Eleventh District Cost of Funds Index. The REMIC's are pass-through certificates representing beneficial ownership interest in a trust fund which is backed by a pool of first lien, single-family, fixed-rate residential mortgage loans guaranteed by FNMA, as to timely payments of principal and interest.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The adjustable rate and/or short maturity of the Company's portfolio is designed to minimize that risk.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1997.


                                                                               Due in
                                           --------------------------------------------------------------------------------------
                                           6 Months   6 Months     1 to     3 to 5    5 to 10   10 to 20    Over 20     Balance
                                            or Less   to 1 Year   3 Years    Years     Years      Years      Years    Outstanding
                                                                    (In Thousands)
Federal Home Loan Mortgage Corporation.....  $  ---     $ ---      $ ---     $ ---    $  ---       $161     $1,249       $1,410

Federal National Mortgage Association......     ---       ---        ---        80       ---        816      1,387        2,283

Government National Mortgage Association...     ---       ---        ---       ---       ---        757      2,713        3,470

CMOs/REMICs................................     ---       ---        ---       ---     2,650        ---      5,121        7,771
                                             ------     -----      -----     -----    ------      -----      -----        -----

     Total.................................  $  ---     $ ---      $ ---     $  80    $2,650     $1,734    $10,470      $14,934
                                             ======     =====      =====     =====    ======     ======    =======      =======


Sources of Funds

         General. Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Other potential sources of funds available to the Company include borrowing from the FHLB of Dallas and other borrowings.

         Deposits. The Company attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Company offers regular passbook accounts, checking accounts, commercial accounts, NOW accounts, money market investment accounts and fixed and variable interest rate certificates of deposit with varying maturities and sindividual retirement accounts. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. Gilmer Financial has not actively sought deposits outside of its market area.

         The Company, like many thrift institutions in the current interest rate environment, has had to compete for depositors' funds with non-traditional deposit vehicles, such as annuities, mutual funds, municipal bonds and other obligations. As a result of the higher yields available on such instruments, there has been some disintermediation (i.e., an outflow of funds from the institution) and, accordingly, a reduction in the Company's deposits in recent periods. During the year ended June 30, 1997, the Company used FHLB borrowings, in addition to deposits, in order to fund loans. Should this disintermediation continue, management believes that the Company's borrowing capacity with the FHLB of Dallas at rates comparable to those associated with the outflow of funds should preclude any significant negative impact on earnings.

         In setting rates, Gilmer Financial regularly evaluates (i) its internal cost of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities and (iv) its liquidity position. In order to decrease the volatility of its deposits, Gilmer Financial imposes penalties on early withdrawal from its certificates of deposit. To its knowledge, Gilmer Financial does not have any brokered deposits and has no present intention to accept or solicit such deposits.

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                          Year Ended June 30,
                                                  -----------------------------------
                                                     1997        1996          1995
                                                  ---------   ----------    ---------
                                                        (Dollars in Thousands)
Opening balance.............................       $25,477    $  25,486      $ 24,924
Deposits....................................        25,497        9,959         7,010
Withdrawals.................................        22,586       10,715       (7,079)
Interest credited...........................           718          747           631
                                                   -------      -------     ---------
Ending balance..............................       $29,106      $25,477      $ 25,486
                                                   =======      =======     =========
Net increase (decrease).....................        $3,629    $     (9)      $    562
                                                   =======    ========      =========
Percent increase (decrease).................        12.47%        (.04)%         2.21%
                                                   =======    ========      =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                                   At June 30,
                                                     -----------------------------------------------------------------------
                                                              1997                     1996                   1995
                                                     ----------------------   ----------------------   ---------------------
                                                                   Percent                  Percent                 Percent
                                                       Amount      of Total     Amount      of Total    Amount      of Total
                                                                        (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
Passbook Accounts................................     $1,007         3.46%     $  970         3.81%    $1,087         4.27%
Money Market Accounts............................        786         2.70       1,043         4.09      1,279         5.02
DDA Individual...................................        348         1.20         110          .44        ---          ---
Commercial Checking..............................        218          .75         171          .67        ---          ---
NOW Accounts.....................................        238          .81         115          .45        ---          ---
                                                     -------        -----     -------       ------     ------       ------

Total Non-Certificates...........................      2,597         8.92%      2,409         9.46%    $2,366         9.29
                                                     -------        -----     -------       ------     ------       ------
Certificates:
------------
 2.00 -  3.99%...................................        735         2.53         815         3.20%     1,580         6.20
 4.00 -  5.99%...................................     15,779        54.21      17,480        68.61     15,361        60.27
 6.00 -  7.99%...................................      9,903        34.02       4,689        18.40      6,100        23.93
 8.00 -  10.00%..................................         92          .32          84          .33         79          .31
                                                    --------       ------     -------      -------    -------       ------

Total Certificates...............................     26,509        91.08      23,068        90.54     23,120        90.71
                                                    --------       ------     -------      -------    -------       ------
Total Deposits...................................    $29,106       100.00%    $25,477       100.00%   $25,486       100.00%
                                                    ========       ======     =======      =======    =======       ======


         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1997.

                                      2.00-       4.00-       6.00-        8.00-                        Percent
                                      3.99%       5.99%       7.99%       10.00%       Total            of Total
                                    --------    --------    --------     --------    ---------          --------
                                                           (Dollars in Thousands)
Certificate accounts
maturing in quarter ending:
--------------------------
September 30,1997..............        $130      $4,219      $2,502       $   3        $6,854             25.86%
December 31, 1997..............         143       2,934       2,898           5         5,980             22.56
March 31, 1998.................           7       2,673         942         ---         3,622             13.66
June 30, 1998..................         147       3,007       1,508         ---         4,662             17.59
September 30, 1998.............         ---         562         209         ---           771              2.91
December 31, 1998..............         ---         831         477         ---         1,308              4.93
March 31, 1999.................         ---         377         320         ---           697              2.63
June 30, 1999..................          29         509         309         ---           847              3.20
September 30, 1999.............          25          38         200         ---           263               .99
December 31, 1999..............         ---          18         225         ---           243               .92
March 31, 2000.................         100         100         140         ---           340              1.28
June 30, 2000..................          29         159         ---         ---           188               .70
Thereafter.....................         125         352         173          84           734              2.77
                                      -----       -----       -----       -----        ------              ----
   Total.......................        $735     $15,779      $9,903        $ 92       $26,509            100.00%
                                       ====     =======      ======        ====       =======            ======
   Percent of total............        2.77%      59.52%      37.36%        .35%
                                       ====     =======      ======        ====


         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                            Maturity
                                                      --------------------------------------------------------------
                                                                       Over         Over
                                                      3 Months        3 to 6      6 to 12       Over
                                                       or Less        Months       Months     12 months       Total
                                                       -------        ------       ------     ---------     --------
Certificates of deposit less than $100,000.......       $5,736        $3,867       $6,267      $3,657        $19,527
Certificates of deposit of $100,000 or more......        1,118         2,113        2,017       1,734          6,982
                                                                       -----        -----       -----       --------
Total certificates of deposit....................       $6,854        $5,980       $8,284      $5,391        $26,509
                                                       =======        ======       ======      ======        =======


         For additional information regarding the composition of the Company's deposits, see Note 10 of the Notes to the Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         Borrowing. Gilmer Financial's other available sources of funds include advances from the FHLB of Dallas and other borrowings. As a member of the FHLB of Dallas, the Bank is required to own capital stock in the FHLB of Dallas and is authorized to apply for advances from the FHLB of Dallas. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Dallas may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         Gilmer Savings may obtain advances from the FHLB of Dallas upon the security of its capital stock in the FHLB of Dallas and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Bank's outstanding borrowings with the FHLB of Dallas was $8.6 million.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                         Year Ended June 30,
                                                                  -------------------------------
                                                                  1997          1997         1995
                                                                  ----          ----         ----
                                                                       (Dollars in Thousands)
Maximum Balance:
  FHLB advances...........................................       $9,400        $9,120       $5,854

Average Balance:
  FHLB advances...........................................       $8,996        $5,714       $4,965

  Weighted average interest rate of FHLB
   advances (at June 30, 1997, 1996 and
   1995, respectively)....................................         5.78%         5.66%        6.26%

Service Corporation Activities

         Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets for community purposes. In addition, federal associations may invest up to 50% of their total capital in conforming loans to their service corporations in which they own more than 10% of the capital stock. In addition, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. In September of 1996, Gilstar Service Corporation, the service corporation subsidiary of Gilmer Savings, began operations in non-deposit products. Offering general securities through Brokers Transaction Services, Inc. of Dallas, Texas (member of the NASD and SIPC), Gilstar has primarily marketed mutual funds to existing retail customers interested in regular investments, IRAs and other qualified retirement plans.

Competition

         Savings   institutions   generally  face  strong  competition  both  in
originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Company's market area. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. The Company estimates its market share of the savings deposits in its market area to be approximately 12%.

Employees

         At June 30, 1997, the Company had a total of 12 full-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Gary P. Cooper. Mr. Cooper, age 44, is currently serving as President of the Company and the Bank, positions he has held since September 1994 and 1985, respectively. Prior to joining the Bank as Manager in 1985, Mr. Cooper served as a Vice President - Loan Officer at Interfirst Bank of Irving. Mr. Cooper began his career in 1975 at Citizens First National Bank of Tyler and subsequently moved to East Texas Savings & Loan of Tyler where he was promoted to Manager of the South Tyler branch prior to joining Interfirst Bank of Irving.

         Sheri L. Parish. Ms. Parish, age 29, is Vice President, Chief Financial Officer and Secretary of the Bank and Vice President/Treasurer/Secretary of the Company. She has been with the Bank since October 1993 and is the principal accounting and financial officer for both the Bank and the Company. Prior to joining the Bank, she was employed by certified public accounting firms starting in September 1991.

         Monty J. Small. Mr. Small, age 54 has served as Senior Vice President of the Bank since February 1996, and has served as Senior Vice President of the Company since October 1996. Mr. Small is in charge of the Bank's mortgage lending department, investment portfolio and interest rate risk, retail business development, and non-depository products. Prior to joining the Bank, he was employed by independent securities brokerage firms starting in January 1986.

                                   REGULATION

General

         Gilmer Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Gilmer Savings is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"),which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997 was $13,991.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was $559,000. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation, asset quality and earnings standards, and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

         Gilmer Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1997, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the same time the FDIC revised the BIF premium schedule; it noted that absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $164,429 was paid in September 30, 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to .01625% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1997, the Bank did not have any active subsidiaries.

         At June 30, 1997, the Bank had tangible capital of $3.8 million, or 8.85% of adjusted total assets, which is approximately $3.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

         At June 30, 1997, the Bank had core capital equal to $3.8 million, or 8.85% of adjusted total assets, which is $2.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a Savings association to maintain an additional amount of total capital to account for concentration of credit risk. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and $260,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations require also that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which Savings associations may appeal on interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, the Bank had total capital of $4.0 million and risk-weighted assets of $20.7 million or total capital of 19.4% of risk-weighted assets. This amount was $2.4 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Gilmer Savings may have a substantial adverse effect on the Bank's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including Gilmer Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Gilmer Savings includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, Gilmer Savings was in compliance with both requirements, with an overall liquid asset ratio of 6.34% and a short-term liquid assets ratio of 6.34%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank was examined by OTS for safety and soundness as of March 1997 and received a rating of satisfactory.

Qualified Thrift Lender Test

         All savings associations, including Gilmer Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire  community,  including  low and  moderate  income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in April 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System

         The Federal Reserve Board requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts if the balances in those transaction accounts exceed $2 million (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, Gilmer Financial was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At June 30, 1997, Gilmer Savings had $495,100 in FHLB stock, which exceeded the requirement amount. In past years, Gilmer Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 5.48% and were 5.90% for fiscal year 1997.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Gilmer Savings' FHLB stock may result in a corresponding reduction in the Bank's capital.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Gilmer Financial fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1997, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         In August 1997, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1997, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997 the Bank's excess on tax purposes totaled approximately $400,000.

         The Company files consolidated federal income tax returns with the Bank on a fiscal year basis. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Bank has not been audited by the IRS for the last 10 years and has federal income tax returns which are open and subject to audit for the years 1991 through 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         Texas Taxation. The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax. Prior to January 1, 1992 savings and loan associations had been exempt from the corporate franchise tax.

         The tax for the year 1993 is the higher of 0.25% of taxable capital (usually the amount of paid in capital plus members' equity) or 4.5% of "net taxable earned surplus." "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government. Net taxable earned surplus cannot be reduced by net operating loss carryforwards from years prior to 1991, and operating loss carryovers are limited to five years.

         Delaware Taxation. As a Delaware holding company, the company is exempted from Delaware corporate income tax.

Item 2.  Description of Property

         The Company currently owns the its office as well as the entire block of land surrounding its office. At June 30, 1997, the office and surrounding land had a net book value of $129,000. At June 30, 1997, the Company's premises and equipment had an aggregate net book value of approximately $245,000. The Company is currently considering an expansion program.

         The Company's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau.

Item 3.  Legal Proceedings

         From time to time, the Company or the Bank is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company or the Bank's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

         Page 36 of the attached 1997 Annual Report to Stockholder is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         Pages 5 to 17 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         Pages 18 through 35 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act

Directors

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Company common stock and other equity securities of the Company by the tenth of the month following a change.

Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:


                                                                              Reference to
                                                                             Prior Filing or
Regulation S-B                                                                Exhibit Number
Exhibit Number                                 Document                      Attached Hereto
--------------                                 --------                      ---------------
    2                   Plan of Acquisition, Reorganization, Arrangement,          None
                          Liquidation or Succession
    4.1                 Articles of Incorporation and                                 *
                          amendments thereto
    4.2                 Bylaws                                                        *
    9                   Voting Trust Agreement                                     None
    10                  Executive Compensation Plans and Arrangements:
                             Employment Agreement with Gary P. Cooper                 *
                             Employee Stock Ownership Plan                            *
                             Stock Option and Incentive Plan                          *
                             Management Recognition Plan                              *
    11                  Statement re computation of per share earnings             None
    13                  Annual Report to Security Holders                            13
    16                  Letter re change in certifying accountant                  None
    18                  Letter re change in accounting principles                  None
    21                  Subsidiaries of Registrant                                   21
    22                  Published report regarding matter submitted                None
                          to vote
    23                  Consent of  Accountants                                    None
    24                  Power of Attorney                                      Not Required
    27                  Financial Data Schedule                                Not Required
    28                  Information from reports furnished to State Insurance      None
                          regulatory authorities
    99                  Additional Exhibits                                        None

---------------------

* Filed on September 22, 1994, as exhibits to the Company's Form S-1 registration statement (File number 33-84334). All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.
** Filed on September 28, 1995, as an exhibit to the Company's Annual Report on Form 10-KSB. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b) Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GILMER FINANCIAL SERVICES, INC.


Date:   September 29, 1997                   By: /S/GARY P. COOPER
       ----------------------------------       ------------------
                                                Gary P. Cooper
                                                (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/M. VANCE GORMAN                        /S/GARY P. COOPER
-------------------                       -----------------
M. Vance Gorman, Chairman of the          Gary P. Cooper, President and Director
 Board


Date: September 29, 1997                  Date: September 29, 1997
      ------------------                        ------------------


/S/ROYCE HUDGINS                          /S/PAUL D. WILLIAMS
----------------                          -------------------
Royce Hudgins, Director                   Paul D. Williams, Director


Date: September 29, 1997                  Date: September 29, 1997
      ------------------                        ------------------

/S/TEDD AUSTIN                            /S/F.L. GARRISON
--------------                            ----------------
Tedd Austin, Director                     F.L. Garrison, Director


Date: September 29, 1997                  Date: September 29, 1997
      ------------------                        ------------------

/S/STEVE W. SANSOM                        /S/SHERI PARISH
------------------                        ---------------
Steve W. Sansom, Director                 Sheri Parish, Treasurer/Secretary
                                          (Principal Financial and Accounting
                                           Officer)

Date: September 29, 1997                  Date: September 29, 1997
      ------------------                        ------------------