Form 10QSB
period 1997-09-30
GILMER FINANCIAL SERVICES INC
filed 1997-11-14
CIK 930540

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                      ----------------------------------

                                 FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-25076


                         GILMER FINANCIAL SERVICES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                   752561513
      ----------------------------                      ----------------
      (State or other jurisdiction                      (I.R.S. Employer
          of incorporation or                           Identification or
             organization)                                   Number)


                    218 W. Cass Street, Gilmer, Texas 75644
                   ----------------------------------------
                   (Address of principal executive offices)

                                (903) 8435525
                          ---------------------------
                          (Issuer's telephone number)

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

      As of November 14, 1997, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 191,258 shares outstanding.

                         GILMER FINANCIAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AT SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                   (UNAUDITED)



                                                                    SEPTEMBER 30,              JUNE 30,
                                                                         1997                    1997
                                                                    ------------            ------------
ASSETS
  Cash on hand and in banks                                         $    332,081            $    532,292
  Interest bearing deposits                                            1,041,722               1,364,605
  Investment securities
    Held to maturity                                                     312,141                 316,066
  Mortgage-backed certificates
    Available for sale                                                 4,831,441               4,841,083
    Held to maturity                                                   9,949,992              10,218,465
  Loans receivable, net                                               23,823,152              23,407,057
  Accrued interest receivable                                            350,552                 348,643
  Real estate and other assets
    acquired in settlement of loans,net                                  147,797                  98,690
  Federal Home Loan Bank stock, at cost                                  502,600                 495,100
  Office properties and equipment, at cost                               256,447                 247,604
  Federal income taxes                                                    29,335                  54,154
  Prepaid expenses and other assets                                      251,331                 246,870
                                                                    ------------            ------------
    Total assets                                                    $ 41,828,591            $ 42,170,629
                                                                    ============            ============
LIABILITIES
  Deposits                                                          $ 29,151,688            $ 29,106,164
  Accrued interest payable                                                 5,900                   7,452
  Advances by borrowers for taxes and ins                                702,629                 487,714
  Accounts payable and accrued expenses                                  251,578                 215,897
  Advances from Federal Home Loan bank                                 7,850,000               8,550,000
                                                                    ------------            ------------
    Total liabilities                                                 37,961,795              38,367,227

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 shares issued                                      1,958                   1,958
  Additional paid in capital                                           1,624,968               1,624,968
  Retained earnings                                                    2,524,098               2,466,014
  Less: Shares acquired by Employee Stock Ownership Plan                (113,535)               (117,450)
        Shares acquired by Recognition and Retention Plan                (38,993)                (41,900)
        Treasury Stock (4,497 shares, at cost)                           (56,527)                (56,527)
  Net unrealized loss on decline in market
    value of securities available for sale                               (75,173)                (73,661)
                                                                    ------------            ------------
            Total stockholders' equity                                 3,866,796               3,803,402
                                                                    ------------            ------------
            Total liabilities and stockholders' equity              $ 41,828,591            $ 42,170,629
                                                                    ============            ============


See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)





                                                            1997                 1996
                                                          ---------           ---------
INTEREST INCOME
  Loans                                                   $ 548,422           $ 463,373
  Investment securities                                       5,279               5,979
  Mortgage-backed securities                                235,696             243,996
  Other interest-earning assets                              23,437              15,820
                                                          ---------           ---------
    Total interest income                                   812,834             729,168

INTEREST EXPENSE
  Deposits                                                  407,656             311,733
  Interest on FHLB advances                                 112,206             127,764
                                                          ---------           ---------
    Total interest expense                                  519,862             439,497
                                                          ---------           ---------
      Net interest income                                   292,972             289,671

  Provision for loan losses                                  10,500               6,000
                                                          ---------           ---------
    Net interest income after provision for
    loan losses                                             282,472             283,671

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                  0               1,071
  Loan origination & commitment fees                         15,915              22,406
  Loan servicing fees                                        21,255              19,516
  Income (loss) from real estate operations                   2,162               1,123
  Other income                                               22,469              13,271
                                                          ---------           ---------
    Total noninterest income                                 61,801              57,387

NONINTEREST EXPENSE
  Compensation and benefits                                 152,219             132,964
  Occupancy and equipment                                    12,565              13,170
  Federal insurance premium                                   4,720              12,768
  Other expense                                              85,838              80,592
  BIF/SAIF Assessment                                          --               164,429
                                                          ---------           ---------
    Total noninterest expense                               255,342             403,923
                                                          ---------           ---------
      Income (loss) before taxes                             88,931             (62,865)

INCOME TAX EXPENSE                                           30,847             (19,930)
                                                          ---------           ---------
  Net income (loss)                                       $  58,084           $ (42,935)
                                                          =========           =========

  Earnings per share (Note 4)                             $     .32           $    (.21)
                                                          =========           =========









See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                TOTAL
                                                            STOCKHOLDERS'
                                                               EQUITY
                                                            ------------

Balance at June 30, 1997                                    $ 3,803,402


Change in unrealized loss on decline in market
   value of securities available for sale                        (1,512)


Accrual of ESOP Plan Awards                                       3,915


Accrual of RRP Plan Awards                                        2,907


Net Income                                                       58,084
                                                            -----------
Balance at September 30, 1997                               $ 3,866,796
                                                            ===========











See accompanying notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                  1997                   1996
                                                             -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                           $    58,084            $   (42,935)
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                                  6,105                  6,105
     Gain on sale of real estate owned                              --                     --
     Provision of losses on loans and other
       real estate                                                10,500                  6,000
    (Gain) Loss on sale of interest bearing assets                  --                   (1,071)
     Contribution to ESOP Plan                                     3,915                  3,915
     Contribution to RRP Plan                                      2,907                  2,152
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                                          1,757                   --
       (Increase) decrease in accrued
         interest receivable                                      (1,909)               (22,606)
       (Increase) decrease in prepaid
         expenses and other assets                                (4,461)                58,441
       (Decrease) increase in advances
         for taxes and insurance                                 214,915                105,413
       (Decrease) increase in accrued
         interest payable                                         (1,552)                (1,969)
       (Decrease) increase in federal
         income taxes                                             24,819               (152,154)
       (Decrease) increase in deferred
         loan fees                                                   268                    453
       (Decrease) increase in accounts
         payable & accrued expenses                               35,681                213,995
                                                             -----------            -----------
         Net cash provided by operating
         activities                                              351,029                175,739

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities                       --                     --
  Purchase of investment securities                                 --                     --
  Capital expenditures                                           (14,948)                (3,442)
  Purchase of FHLB stock                                          (7,500)                (6,900)
  Proceeds from sales of mortgage loans                          362,350                306,011
  Loans originates, net of payments                             (840,077)            (1,232,369)
  Sales proceeds from sale of real estate owned                     --                     --
  Purchase of mortgage-backed certificates                          --                     --
  Purchase of securities available for sale                         --                     --
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                          --                     --
  Principal paydown on mortgage-backed
    certificates                                                 280,528                386,977
                                                             -----------            -----------
      Net cash provided by (used in)
      investing activities                                      (219,647)              (549,723)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                                 45,524                147,003
  Net (decrease)increase in advances from FHLB                  (700,000)               (60,000)
                                                             -----------            -----------

     Net cash provided by financing activities                  (654,476)                87,003
                                                             -----------            -----------
     Net increase (decrease) in cash
     and cash equivalents                                       (523,094)              (286,981)

CASH AND CASH EQUIVALENTS AT BEGIN OF PERIOD                   1,896,897                981,144
                                                             -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,373,803            $   694,163
                                                             -----------            -----------


See accompany notes to consolidated financial statements.

                           GILMER FINANCIAL SERVICES, INC.
                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies and practices of Gilmer Financial Services, Inc. conform to generally accepted accounting principles and to prevailing practices within the savings and loan industry.

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at September 30, 1997, the Bank's core, tangible and risk-based capital was increased by approximately $75,173 above the capital calculated in accordance with generally accepted accounting principles.

Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), and amendment to FASB Statement No. 65. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The mortgage servicing rights for the three month period ended September 30, 1997, was $1,757. While this statement did not have a significant effect this period, management believes that this standard will have an impact on the Bank's operating results and financial condition in the future.

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

The Company has available to award 7,830 shares of Company stock and on October 12, 1996, the Company awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation in the amount of the fair market value

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3-RECOGNITION AND RETENTION PLAN (CONTINUED)

of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The Company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were contributed to the RRP to retire shares previously issued. During the year ended June 30, 1997, the Company awarded an additional 1,200 shares and used Treasury shares to fund the award. The remaining 4,497 shares of stock repurchased are held in treasury shares at cost. RRP Plan expense totalled $2,907 for the three month period ended September 30, 1997.

NOTE 4-EARNINGS PER SHARE

Earnings(loss) per share for the three month period ended September 30, 1997, have been computed by dividing the net earnings by the weighted average common shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6, under which unallocated shares are not considered in weighted average shares outstanding. Earnings per share for the three months ended September 30, 1997 was $.32 per share based on weighted average common shares outstanding of 181,604. Earnings(loss) per share for the three months ended September 30, 1996 was ($.21) per share.

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

Financial Condition

      September 30, 1997 Compared to June 30, 1996. Total assets decreased $340,000, or .82% to $41.8 million at September 30, 1997 from $42.1 million at June 30, 1996. The decrease was primarily attributable to a decrease in cash and cash equivalents of $520,000, and a decrease in mortgage-backed securities of $280,000, partially offset by an increase in net loans receivable of $416,000 and an increase in real estate and other assets of $49,000.

      Cash and cash equivalents decreased $520,000 from $1.9 million at June 30, 1997 to $1.4 million at September 30, 1997. The decrease was primarily attributable to principal repayments on Federal Home Loan Bank advances.

      Mortgage-backed securities decreased $280,000 from $15.1 million at June 30, 1997 to $14.8 million at September 30, 1997. The decrease was primarily due principal repayments on mortgage-backed securities.

      Loans receivable were $23.4 million at June 30, 1997, and $23.8 million at September 30, 1997, an increase of $400,000, or 1.75%. The increase is primarily attributable to an increase in originations of consumer and commercial loans.

      Investment securities decreased $4,000 from $316,000 at June 30, 1997 to $312,000 at September 30, 1997. The decrease was due to principal repayments.

      Real estate and other assets increased $49,000 from $99,000 at June 30, 1997 to $148,000 at September 30, 1997. The increase was due to two foreclosures on single family loans of $11,000 and $33,000, along with an increase in other repossessed assets of $4,000.

      Prepaid expenses and other assets decreased $140,000, but was offset by new receivable of $145,000, which left the balance relatively unchanged. This $145,000 receivable is a cashiers check for $145,000, issued by a local bank, that was dishonored on September 18, 1997, and is currently in pending litigation. The issuing bank claims that they were induced to issue the check based upon fraudulent information. Due to the fact that the litigation is in the initial stages, the likelihood of success is not determinable at this time. Subsequent to September 30, 1997, the Bank classified additional loans relating to the same individual that the cashiers check was issued to, in the amount of $260,000, of which $96,000 was classified as substandard and $164,000 as loss. The Bank recorded as loss, all loans that the collectibility was uncertain, due to the fact that the collateral had not been located at the time of classification of assets. As of October 31, 1997, the bank had recovered $40,000 on the loss, and believes that the remaining loss will be covered under the Bank's bond insurance, subject to its deductible.

      Deposits remain relatively unchanged from $29.1 million at June 30, 1997, to $29.2 million at September 30, 1997. Federal Home Loan Bank advances decreased $700,000 from $8.6 million at June 30, 1997 to $7.9 million at September 30, 1997, the decrease was due to principal repayments on advances.

      Advances by borrowers for taxes and insurance increased $215,000 from $488,000 at June 30, 1997 to $703,000 at September 30, 1997. The increase is due to the majority of the property taxes being paid in the last quarter of calendar 1997.

      Total stockholder's equity decreased $64,000 to $3,867,000 at September 30, 1997 from $3,803,000 at June 30, 1997. This increase was primarily a result of net earnings of $58,000, along with a decrease in the Employee Stock Ownership Plan of $4,000, a decrease in the Recognition and Retention Plan of $3,000, partially offset by an $1,000 increase in unrealized loss on securities available for sale. The Bank continued to exceed all of its regulatory capital requirements at September 30, 1997, with tangible and core capital of $3.8 million (9.05% of total adjusted assets) and risk-based capital of $4.0 million (19.07% of risk-weighted assets).

Results of Operations

      The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996

      General. Net income for the quarter ended September 30, 1997 was $58,000, an increase of $101,000 from the quarter ended September 30, 1996. The increase was primarily due to a decrease in non-interest expense. Net interest income increased $3,000, non-interest income increased $4,000, along with a decrease in non-interest expense of $148,000, partially offset by a $4,500 increase in provision for loan losses and a $50,000 increase in income tax expense.

      Interest Income. Interest income totaled $813,000 for the quarter ended September 30, 1997, compared to $729,000 for the quarter ended September 30, 1996, an increase of $84,000. The increase was due to an increase in net loans receivable, along with upward changes in interest rates on adjustable loans.

      Interest Expense. Interest expense increased $80,000 for the quarter ended September 30, 1997 compared to September 30, 1996. The increase was due to a $96,000 increase in interest paid on deposits, due to an increase in the average balance of deposits for the quarter and an increase in rates, offset by a decrease in interest paid on FHLB advances of $16,000, due to a $700,000 decrease in outstanding advances.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended September 30, 1997, increased $4,500 from $6,000 for the three months ended September 30, 1996, to $10,500 for the three month period ended September 30, 1997.

      Non-Interest Income. Non-interest income increased $4,000 from $57,000 for the quarter ended September 30, 1996 to $61,000 for the quarter ended September 30, 1997.

The increase resulted primarily from an increase of $9,000 in other income, partially offset by a decrease in loan origination and commitment fees.

    Non-Interest Expense. Non-interest expense totaled $404,000 for the quarter ended September 30, 1996, compared to $255,000 for the quarter ended September 30, 1997, a decrease of $149,000. The primary reason for this decrease was the one time special assessment of 65.7 basis points of the March 31, 1995 SAIF assessment base. The special assessment resulted in a $164,000 charge to noninterest expense during the quarter ended September 30, 1996, compared to a charge of $0 for the quarter ended September 30, 1997. Compensation and benefits increased $19,000 to $152,000 for the quarter ended September 30, 1997 from $133,000 for the quarter ended September 30, 1996, due to an additional employees' salary and other benefits. Federal insurance premiums decreased $8,000 due to the recapitalization of the BIF/SAIF premiums in the quarter ended September 30, 1996. Other miscellaneous expenses increased $5,000 from $80,000 for the quarter ended September 30, 1996 to $85,000 for the quarter ended September 30, 1997. The primary reason for this increase was an increase in service bureau fees associated with growth in checking accounts and an increase in group insurance.

      Income Taxes. The provision for income taxes increased $50,000 from ($20,000) for the quarter ended September 30, 1996 to $30,000 for the quarter ended September 30, 1997. The increase is due to an increase in net earnings before income taxes of $152,000 for the quarter ended September 30, 1997.

                           PART II.-OTHER INFORMATION



Item 1.     Legal Proceedings

            See Financial Condition - Prepaid expenses and other assets

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8K

            (a)  Exhibits:
                 Exhibit 27-Financial Data Schedule

            (b)  Reports on Form 8-K
                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GILMER FINANCIAL SERVICES, INC.

      Date: November 14, 1997       By: /s/ Gary P. Cooper
                                    ------------------------------
                                            Gary P. Cooper
                                            Pres. and Chief Executive Officer
                                            (Principal Executive Officer)


      Date: November 14, 1997       By: /s/ Sheri Parish
                                    ------------------------------
                                            Sheri Parish
                                            Vice President/Secretary/Treasurer
                                            (Principal Fin. & Acct. Officer)