Form 10QSB
period 1997-12-31
GILMER FINANCIAL SERVICES INC
filed 1998-02-17
CIK 930540

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1997

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

      As of February 16, 1998, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 191,258 shares outstanding.

                         GILMER FINANCIAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AT DECEMBER 31, 1997 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                             DECEMBER 31,      JUNE 30,
                                                                1997            1997
                                                           -------------   -------------
ASSETS
  Cash on hand and in banks                                $   439,007     $   532,292
  Interest bearing deposits                                  1,194,385       1,364,605
  Investment securities
    Available for sale                                         735,000               0
    Held to maturity                                           308,269         316,066
  Mortgage-backed securities
    Available for sale                                       4,842,974       4,841,083
    Held to maturity                                         9,665,891      10,218,465
  Loans receivable, net                                     23,570,408      23,407,057
  Accrued interest receivable                                  411,270         348,643
  Real estate and other assets
    acquired in settlement of loans,net                        158,381          98,690
  Federal Home Loan Bank stock, at cost                        507,100         495,100
  Office properties and equipment, at cost                     225,321         247,604
  Federal income taxes                                          44,233          54,154
  Prepaid expenses and other assets                            196,677         246,870
                                                           -------------   -------------
    Total assets                                           $42,298,916     $42,170,629
                                                           =============   =============


LIABILITIES
  Deposits                                                 $29,331,595     $29,106,164
  Accrued interest payable                                       6,954           7,452
  Advances by borrowers for taxes and ins.                     255,532         487,714
  Accounts payable and accrued expenses                        263,149         215,897
  Advances from Federal Home Loan Bank                       8,585,000       8,550,000
                                                           -------------   -------------
    Total liabilities                                       38,442,230      38,367,227

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 shares issued                            1,958           1,958
  Additional paid in capital                                 1,624,968       1,624,968
  Retained earnings                                          2,472,747       2,466,014
  Less: Shares acquired by Employee Stock Ownership Plan      (109,620)       (117,450)
        Shares acquired by Recognition and Retention Plan      (36,087)        (41,900)
        Treasury Stock (4,497 shares, at cost)                 (56,527)        (56,527)
  Net unrealized loss on decline in market
    value of securities available for sale                     (40,753)        (73,661)
                                                           -------------   -------------
            Total stockholders' equity                       3,856,686       3,803,402
                                                           -------------   -------------
            Total liabilities and stockholders' equity     $42,298,916     $42,170,629
                                                           =============   =============

 See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                 1997              1996
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $   536,519       $   489,330
  Investment securities                                           4,737             6,279
  Mortgage-backed securities                                    225,914           212,911
  Other interest-earning assets                                  23,539            16,888
                                                            -------------     -------------
    Total interest income                                       790,709           725,408

INTEREST EXPENSE
  Deposits                                                      395,437           321,126
  Interest on FHLB advances                                     123,468           127,236
                                                            -------------     -------------
    Total interest expense                                      518,905           448,362
                                                            -------------     -------------
      Net interest income                                       271,804           277,046

  Provision for loan losses                                     161,500            16,000
                                                            -------------     -------------
    Net interest income after provision for
    loan losses                                                 110,304           261,046

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                    318            (4,300)
  Loan origination & commitment fees                             11,396            15,281
  Loan servicing fees                                            19,040            17,293
  Income (loss) from real estate operations                      (1,089)                0
  Mortgage servicing rights                                       2,791             3,940
  Other income                                                   22,530            18,412
                                                            -------------     -------------
    Total noninterest income                                     54,986            50,626

NONINTEREST EXPENSE
  Compensation and benefits                                     137,135           134,905
  Occupancy and equipment                                         7,901            12,603
  Federal insurance premium                                       4,432             9,941
  Other expense                                                  94,552            86,329
                                                            -------------     -------------
    Total noninterest expense                                   244,020           243,778
                                                            -------------     -------------
      Income (loss) before taxes                                (78,730)           67,894

INCOME TAX EXPENSE                                              (27,379)           21,640
                                                            -------------     -------------
  Net income (loss)                                         $   (51,351)      $    46,254
                                                            =============     =============
EARNINGS (LOSS) PER SHARE

  Basic                                                     $      (.28)      $       .23
                                                            =============     =============

  Diluted                                                   $      (.27)      $       .23
                                                            =============     =============

See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                 1997              1996
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $ 1,084,941       $   952,703
  Investment securities                                          10,016            12,258
  Mortgage-backed securities                                    461,610           456,907
  Other interest-earning assets                                  46,976            32,708
                                                            -------------     -------------
    Total interest income                                     1,603,543         1,454,576

INTEREST EXPENSE
  Deposits                                                      803,093           632,859
  Interest on FHLB advances                                     235,674           255,000
                                                            -------------     -------------
    Total interest expense                                    1,038,767           887,859
                                                            -------------     -------------
      Net interest income                                       564,776           566,717

  Provision for loan losses                                     172,000            22,000
                                                            -------------     -------------
    Net interest income after provision for
    loan losses                                                 392,776           544,717

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets                    318            (3,229)
  Loan origination & commitment fees                             27,311            37,687
  Loan servicing fees                                            40,295            36,809
  Income (loss) from real estate operations                       1,073             1,123
  Mortgage servicing rights                                       4,548             3,940
  Other income                                                   43,242            31,683
                                                            -------------     -------------
    Total noninterest income                                    116,787           108,013

NONINTEREST EXPENSE
  Compensation and benefits                                     289,354           267,869
  Occupancy and equipment                                        20,466            25,773
  Federal insurance premium                                       9,152            22,709
  Other expense                                                 180,390           166,921
  BIF/SAIF Assessment                                                --           164,429
                                                            -------------     -------------
    Total noninterest expense                                   499,362           647,701
                                                            -------------     -------------
      Income (loss) before taxes                                 10,201             5,029

INCOME TAX EXPENSE                                                3,468             1,710
                                                            -------------     -------------
  Net income (loss)                                         $     6,733       $     3,319
                                                            =============     =============
EARNINGS (LOSS) PER SHARE

  Basic                                                     $       .04       $       .02
                                                            =============     =============

  Diluted                                                   $       .04       $       .02
                                                            =============     =============

See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                    TOTAL
                                                                 STOCKHOLDERS'
                                                                    EQUITY

Balance at June 30, 1997                                        $ 3,803,402


Change in unrealized loss on decline in market
   value of securities available for sale                            32,908


Accrual of ESOP Plan Awards                                           7,830


Accrual of RRP Plan Awards                                            5,813


Net Income (Loss)                                                     6,733

                                                                -------------
Balance at December 31, 1997                                    $ 3,856,686
                                                                =============























See accompanying notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                1997                1996
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                          $     6,733         $    3,319
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                                12,210              6,105
     Gain on sale of real estate owned                               --                 --
     Provision of losses on loans and other
       real estate                                              172,000             22,000
    (Gain) Loss on sale of interest bearing assets                 (318)             3,229
     Contribution to ESOP Plan                                    7,830              7,830
     Contribution to RRP Plan                                     5,813              4,304
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                                        (4,548)            (3,940)
       (Increase) decrease in accrued
         interest receivable                                    (62,627)           (29,305)
       (Increase) decrease in prepaid
         expenses and other assets                               50,193             22,490
       (Decrease) increase in advances
         for taxes and insurance                               (232,182)          (342,418)
       (Decrease) increase in accrued
         interest payable                                          (498)               529
       (Decrease) increase in federal
         income taxes                                             9,921           (116,521)
       (Decrease) increase in deferred
         loan fees                                                 (954)             2,967
       (Decrease) increase in accounts
         payable & accrued expenses                              47,252             12,646
                                                            -------------      -------------
         Net cash provided by operating
         activities                                              10,825           (406,765)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities                        --                 --
  Purchase of investment securities                            (735,000)                --
  Capital expenditures                                           10,073            (23,078)
  Purchase of FHLB stock                                        (12,000)           (13,800)
  Proceeds from sales of mortgage loans                         656,394            576,017
  Loans originates, net of payments                          (1,045,616)        (2,427,303)
  Sales proceeds from sale of real estate owned                      --                 --
  Purchase of mortgage-backed certificates                           --                 --
  Purchase of securities available for sale                          --                 --
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                           --                 --
  Principal paydown on mortgage-backed
    certificates                                                591,388            557,574
                                                            -------------      -------------
      Net cash provided by (used in)
      investing activities                                     (534,761)        (1,330,590)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                               225,431          1,881,427
  Net (decrease)increase in advances from FHLB                   35,000            180,000
  Repurchase of treasury stock                                        0           (125,700)
                                                            -------------      -------------
     Net cash provided by financing activities                  260,431          1,935,727
                                                            -------------      -------------
     Net increase (decrease) in cash
     and cash equivalents                                      (263,505)           198,372

CASH AND CASH EQUIVALENTS AT BEGIN OF PERIOD                  1,896,897            981,144
                                                            -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,633,392        $ 1,179,516
                                                            =============      =============

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

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at December 31, 1997, the Bank's core, tangible and risk-based capital was increased by approximately $40,753 above the capital calculated in accordance with generally accepted accounting principles.

Effective June 19, 1997, the Bank adopted a Year 2000 Policy. This policy implements steps to assure any problems relating to software that has been written to use a 2 digit field in the year designation of a date has been corrected by year end 1998. The twentieth century is assumed to be the default in such designations, and will produce results that are wrong by 100 years when the century is meant to be the twenty first century. The Bank is currently testing all software to assure compliance with the Year 2000 Policy.

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

The Company has available to award 7,830 shares of Company stock and on October 12, 1996, the Company awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation in the amount of the fair market value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The Company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 3-RECOGNITION AND RETENTION PLAN (CONTINUED)

contributed to the RRP to retire shares previously issued. During the year ended June 30, 1997, the Company awarded an additional 1,200 shares and used Treasury shares to fund the award. The remaining 4,497 shares of stock repurchased are held in treasury shares at cost. RRP Plan expense totalled $2,907 and $5,813, for the three and six month periods ended December 31, 1997.

NOTE 4-EARNINGS PER SHARE

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share. Amounts previously reported have been restated to conform to the new standard. Basic earnings per share for the three and six month periods ended December 31, 1997 and 1996 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

NOTE 5-RECLASSIFICATIONS

Certain items previously reported have been reclassified to conform with current period reporting form. The most significant change involves the adoption of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share as described in Note 4.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

      Gilmer Financial Services, Inc. was formed in July of 1994 and is the holding company and owner of 100% of the common stock of Gilmer Savings Bank FSB, a federally chartered stock savings institution. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank.

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

Financial Condition

         December 31, 1997 Compared to June 30, 1997. Total assets remained relatively constant, increasing only $128,000, from $42.2 million at June 30, 1997 to $42.3 million at December 31, 1997. The increase was primarily attributable to an increase in net loans receivable of $163,000, an increase in investment securities of $735,000, and an increase in real estate owned and other repossessed assets of $60,000, partially offset by a decrease in cash and cash equivalents of $263,000, a decrease in mortgage-backed securities of $551,000, and a decrease in prepaid expenses and other assets of $50,000.

      Cash and cash equivalents decreased $263,000 from $1.9 million at June 30, 1997 to $1.6 million at December 31, 1997. The decrease was primarily attributable to the majority of property taxes being paid in the last quarter of calendar 1997.

      Mortgage-backed securities decreased $551,000 from $15.1 million at June 30, 1997 to $14.5 million at December 31, 1997. The decrease was primarily due to principal repayments on mortgage-backed securities held to maturity.

      Loans receivable were $23.4 million at June 30, 1997, and $23.6 million at December 31, 1997, an increase of $163,000, or .69%. The increase is primarily attributable to an increase in originations of consumer and commercial loans.

      Investment securities increased $727,000 from $316,000 at June 30, 1997 to $1,043,000 at December 31, 1997. The increase was due to the purchase of $735,000 Upshur County Bonds held as available for sale securities, along with $8,000 in principal repayments.

         Real estate and other assets increased $60,000 from $98,000 at June 30, 1997 to $158,000 at December 31, 1997. The increase was due to a foreclosure on a single family loan of $33,000, along with an increase in other repossessed assets of $27,000, resulting from repossession of auto loans.

         Prepaid expenses and other assets decreased $50,000, from $247,000 at June 30, 1997 to $197,000 at December 31, 1997. Included in this balance is a cashiers check for $145,000, issued by a local bank, that was dishonored on September 18, 1997, and is currently in pending litigation. The issuing bank claims that they were induced to issue the check based upon fraudulent information. Management continues to believe that the check will ultimately be paid; however, due to the fact that litigation is in the preliminary stages, the likelihood of success is not determinable at this time. Subsequent to September 30, 1997, the Bank repossessed all collateral on loans relating to the same individual the cashiers check was issued to. As of December 31, 1997, the Bank had charged $154,000 to loss and $24,000 to other repossessed assets relating to this individual.

      Deposits remain relatively unchanged from $29.1 million at June 30, 1997, to $29.3 million at December 31, 1997. Federal Home Loan Bank advances also remained relatively constant, increasing only $35,000.

      Advances by borrowers for taxes and insurance decreased 232,000 from $488,000 at June 30, 1997 to $256,000 at December 31, 1997. The decrease is due to the majority of the property taxes being paid in the last quarter of calendar 1997.

      Total stockholders' equity increased $54,000 to $3,857,000 at December 31, 1997 from $3,803,000 at June 30, 1997. This increase was a result of net earnings of $7,000, a $33,000 decrease in unrealized loss on securities available for sale, a decrease in the Employee Stock Ownership Plan of $8,000, and a decrease in the Recognition and Retention Plan of $6,000. The Bank continued to exceed all of its regulatory capital requirements at December 31, 1997, with tangible and core capital of $3.8 million (8.91% of total adjusted assets) and risk-based capital of $4.0 million (19.04% of risk-weighted assets).

Results of Operations

      The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

      General. Net income(loss) for the quarter ended December 31, 1997 was ($51,000), a decrease of $98,000 from the quarter ended December 31, 1996. The decrease was primarily due to an increase in the provision for loan losses of $146,000.

      Interest Income. Interest income totaled $791,000 for the quarter ended December 31, 1997, compared to $726,000 for the quarter ended December 31, 1996, an increase of $65,000. The increase was primarily due to an increase in net loans receivable, along with an increase in interest income on mortgage-backed securities due to changes in interest rates.

      Interest Expense. Interest expense increased $70,000 for the quarter ended December 31, 1997 compared to December 31, 1996. The increase was due to a $74,000 increase in interest paid on deposits, the increase was a result of an increase in the average balance of deposits for the quarter and an increase in rates, partially offset by a decrease in interest paid on FHLB advances of $4,000, due to a decrease in average outstanding advances.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended December 31, 1997, increased $146,000 from $16,000 for the three months ended December 31, 1996, to $162,000 for the three month period ended December 31, 1997. The provision for loan losses of $162,000 was to replenish the reserves for the $124,000 loss charged to reserves discussed above, and the additional reserves were based on management's evaluation of non-performing loans.

      Non-Interest Income. Non-interest income increased $4,000 from $51,000 for the quarter ended December 31, 1996 to $55,000 for the quarter ended December 31, 1997. The increase resulted primarily from an increase of $4,000 in other income.

    Non-Interest Expense. Non-interest expense remained relatively constant from $244,000 for the quarter ended December 31, 1996, compared to $243,000 for the quarter ended December 31, 1997. Compensation and benefits increased $2,000 to $137,000 for the quarter ended December 31, 1997 from $135,000 for the quarter ended December 31, 1996, due to an additional employees' salary and other benefits. Occupancy and equipment expense decreased $5,000 from $13,000 for the quarter ended December 31, 1996 to $8,000 for the quarter ended December 31, 1997. Federal insurance premiums decreased $6,000 due to the recapitalization of the SAIF resulting in reduced premiums. Other miscellaneous expenses increased $8,000 from $86,000 for the quarter ended December 31, 1996 to $94,000 for the quarter ended December 31, 1997.

     Income Taxes. The provision for income taxes decreased $49,000 from $22,000 for the quarter ended December 31, 1996 to ($27,000) for the quarter ended December 31, 1997. The decrease is due to a decrease in net earnings before income taxes of $147,000 for the quarter ended December 31, 1997.

Comparison of Operating Results for the Six Months Ended December 31, 1997 and 1996

      General. Net income for the six months ended December 31, 1997 was $7,000, a increase of $4,000 from the six months ended December 31, 1996. The increase was primarily due to an $148,000 decrease in non-interest expense, and a $9,000 increase in other income, partially offset by a $150,000 increase in provision for loan losses.

      Interest Income. Interest income totaled $1,604,000 for the six months ended December 31, 1997, compared to $1,455,000 for the six months ended December 31, 1996, an increase of $149,000. The increase was due to an increase in net loans receivable, along with upward changes in interest rates on adjustable loans.

      Interest Expense. Interest expense increased $151,000 for the six months ended December 31, 1997 compared to December 31, 1996. The increase was due to a $170,000 increase in interest paid on deposits, resulting from an increase in the average balance of deposits for the six months ended and an increase in rates, offset by a decrease in interest paid on FHLB advances of $19,000, due to a decrease in outstanding advances.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the six months ended December 31, 1997, increased $150,000 from $22,000 for the six months ended December 31, 1996, to $172,000 for the six months period ended December 31, 1997.

      Non-Interest Income. Non-interest income increased $9,000 from $108,000 for the six months ended December 31, 1996 to $118,000 for the six months ended December 31, 1997. The increase resulted primarily from an increase of $12,000 in other income, a $3,000 increase in loan servicing fees, a $4,000 decrease in loss on sale of interest-bearing assets, partially offset by a $10,000 decrease in loan origination and commitment fees.

    Non-Interest Expense. Non-interest expense totaled $647,000 for the six months ended December 31, 1996, compared to $499,000 for the six months ended December 31, 1997, a decrease of $148,000. The primary reason for this decrease was the one time special assessment of 65.7 basis points of the March 31, 1995 SAIF assessment base. The special assessment resulted in a $164,000 charge to noninterest expense during the six months ended December 31, 1996, compared to a charge of $0 for the six months ended December 31, 1997. Compensation and benefits increased $21,000 to $289,000 for the six months ended December 31, 1997 from $268,000 for the six months ended December 31, 1996, due to an additional employees' salary and other benefits. Federal insurance premiums decreased $13,000 due to the recapitalization of the BIF/SAIF premiums in the six months ended December 31, 1996. Other miscellaneous expenses increased $13,000 from $167,000 for the six months ended December 31, 1996 to $180,000 for the six months ended December 31, 1997. The primary reason for this increase was an increase in service bureau fees associated with growth in checking accounts and an increase in group insurance.

      Income Taxes. The provision for income taxes increased $1,000 from $2,000 for the six months ended December 31, 1996 to $3,000 for the six months ended December 31, 1997. The increase is due to an increase in net earnings before income taxes of $5,000 for the six months ended December 31, 1997.

                         PART II. - OTHER INFORMATION



Item 1.     Legal Proceedings

            See Financial Condition - Prepaid expenses and other assets

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

            (a) On October 28, 1997, the Company held its Third Annual Meeting of Stockholders.

            (b) At the meeting, Gary P. Cooper, Tedd R. Austin, and Steven W. Sansom were elected for terms to expire in 2000.

            (c) Stockholders voted on the following matters:

             (i) The election of the following directors of the Company;
                      BROKER
                 VOTE:       FOR      AGAINST    ABSTAIN    NON-VOTES
                 Director 1  145,365        0          0            0

                 Director 2  145,365        0          0            0

                 Director 3  145,365        0          0            0

                (ii) The ratification of the appointment of Henry & Peters, P.
                     C. as independent auditors of the Corporation for the fiscal year ending June 30, 1998.
                                                              BROKER
                VOTES:       FOR     AGAINST    ABSTAIN     NON-VOTES
                             145,365       0          0             0

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



                         GILMER FINANCIAL SERVICES, INC.

      Date: February 16, 1998       By: /s/ Gary P. Cooper
                                        ---------------------------------------
                                              Gary P. Cooper
                                              Pres. and Chief Executive Officer
                                             (Principal Executive Officer)


      Date: February 16, 1998       By: /s/ Sheri Parish
                                        ----------------------------------------
                                              Sheri Parish
                                              Vice President/Secretary/Treasurer
                                              (Principal Fin. & Acct. Officer)