Form 10QSB
period 1998-03-31
GILMER FINANCIAL SERVICES INC
filed 1998-05-22
CIK 930540

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1998

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

     As of May 21, 1998, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 191,258 shares outstanding.

                         GILMER FINANCIAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       AT MARCH 31, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                               MARCH 31,      JUNE 30,
                                                                 1998           1997
                                                            ------------    ------------
ASSETS
  Cash on hand and in banks                                 $    439,710    $    532,292
  Interest bearing deposits                                    2,138,513       1,364,605
  Investment securities
    Available for sale                                           735,000               0
    Held to maturity                                               7,991         316,066
  Mortgage-backed securities
    Available for sale                                         4,355,373       4,841,083
    Held to maturity                                           9,326,652      10,218,465
  Loans receivable, net                                       23,722,019      23,407,057
  Accrued interest receivable                                    461,739         348,643
  Real estate and other assets
    acquired in settlement of loans,net                          153,816          98,690
  Federal Home Loan Bank stock, at cost                          513,100         495,100
  Office properties and equipment, at cost                       253,093         247,604
  Federal income taxes                                            39,319          54,154
  Prepaid expenses and other assets                               97,246         246,870
                                                            ------------    ------------
    Total assets                                            $ 42,243,571    $ 42,170,629
                                                            ============    ============

LIABILITIES
  Deposits                                                  $ 29,163,315    $ 29,106,164
  Accrued interest payable                                         9,824           7,452
  Advances by borrowers for taxes and ins                        369,176         487,714
  Accounts payable and accrued expenses                          273,137         215,897
  Advances from Federal Home Loan Bank                         8,585,000       8,550,000
                                                            ------------    ------------
    Total liabilities                                         38,400,452      38,367,227

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 shares issued                              1,958           1,958
  Additional paid in capital                                   1,624,968       1,624,968
  Retained earnings                                            2,426,804       2,466,014
  Less: Shares acquired by Employee Stock Ownership Plan        (105,705)       (117,450)
        Shares acquired by Recognition and Retention Plan        (33,180)        (41,900)
        Treasury Stock (4,497 shares, at cost)                   (56,527)        (56,527)
  Net unrealized loss on decline in market
    value of securities available for sale                       (15,199)        (73,661)
                                                            ------------    ------------
            Total stockholders' equity                         3,843,119       3,803,402
                                                            ------------    ------------
            Total liabilities and stockholders' equity      $ 42,243,571    $ 42,170,629
                                                            ============    ============



        See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                          1998           1997
                                                        ---------     ---------
INTEREST INCOME
  Loans                                                 $ 537,253     $ 509,390
  Investment securities                                     5,306         5,493
  Mortgage-backed securities                              232,746       248,278
  Other interest-earning assets                            15,492        17,820
                                                        ---------     ---------
    Total interest income                                 790,797       780,981

INTEREST EXPENSE
  Deposits                                                385,318       346,334
  Interest on FHLB advances                               129,475       127,202
                                                        ---------     ---------
    Total interest expense                                514,793       473,536
                                                        ---------     ---------
      Net interest income                                 276,004       307,445

  Provision for loan losses                                10,500         6,000
                                                        ---------     ---------
    Net interest income after provision for
    loan losses                                           265,504       301,445

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets           10,283        (1,071)
  Loan origination & commitment fees                       10,009        16,599
  Loan servicing fees                                      16,935        21,229
  Income (loss) from real estate operations                   (88)       (1,123)
  Mortgage servicing rights                                 2,483         1,570
  Other income                                             26,813        23,119
                                                        ---------     ---------
    Total noninterest income                               66,435        60,323

NONINTEREST EXPENSE
  Compensation and benefits                               158,375       132,879
  Occupancy and equipment                                  12,493        19,299
  Federal insurance premium                                 4,432         1,442
  Other expense                                           225,996        93,231
                                                        ---------     ---------
    Total noninterest expense                             401,296       246,851
                                                        ---------     ---------
      Income (loss) before taxes                          (69,357)      114,917

INCOME TAX EXPENSE                                        (23,414)       40,946
                                                        ---------     ---------
  Net income (loss)                                     $ (45,943)    $  73,971
                                                        =========     =========
EARNINGS (LOSS) PER SHARE

  Basic                                                 $    (.25)    $     .40
                                                        =========     =========

  Diluted                                               $    (.24)    $     .40
                                                        =========     =========


          See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                        1998           1997
                                                     -----------    -----------
INTEREST INCOME
  Loans                                              $ 1,622,194    $ 1,462,093
  Investment securities                                   15,322         17,751
  Mortgage-backed securities                             694,356        705,185
  Other interest-earning assets                           62,468         50,528
                                                     -----------    -----------
    Total interest income                              2,394,340      2,235,557

INTEREST EXPENSE
  Deposits                                             1,188,411        979,193
  Interest on FHLB advances                              365,149        382,202
                                                     -----------    -----------
    Total interest expense                             1,553,560      1,361,395
                                                     -----------    -----------
      Net interest income                                840,780        874,162

  Provision for loan losses                              182,500         28,000
                                                     -----------    -----------
    Net interest income after provision for
    loan losses                                          658,280        846,162

NONINTEREST INCOME
  Gain (loss) on sale of interest-bearing assets          10,601         (4,300)
  Loan origination & commitment fees                      37,320         54,286
  Loan servicing fees                                     57,230         58,038
  Income (loss) from real estate operations                  985              0
  Mortgage servicing rights                                7,031          5,510
  Other income                                            70,055         54,802
                                                     -----------    -----------
    Total noninterest income                             183,222        168,336

NONINTEREST EXPENSE
  Compensation and benefits                              447,729        400,748
  Occupancy and equipment                                 32,959         45,072
  Federal insurance premium                               13,584         24,151
  Other expense                                          406,386        260,152
  BIF/SAIF Assessment                                       --          164,429
                                                     -----------    -----------
    Total noninterest expense                            900,658        894,552
                                                     -----------    -----------
      Income (loss) before taxes                         (59,156)       119,946

INCOME TAX EXPENSE                                       (19,946)        42,656
                                                     -----------    -----------
  Net income (loss)                                  $   (39,210)   $    77,290
                                                     ===========    ===========
EARNINGS (LOSS) PER SHARE

  Basic                                              $      (.21)   $       .42
                                                     ===========    ===========

  Diluted                                            $      (.21)   $       .42
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                                       TOTAL
                                                                   STOCKHOLDERS'
                                                                       EQUITY

Balance at June 30, 1997                                            $ 3,803,402


Change in unrealized loss on decline in market
   value of securities available for sale                                58,462

Accrual of ESOP Plan Awards                                              11,745

Accrual of RRP Plan Awards                                                8,720

Net Income (Loss)                                                       (39,210)
                                                                    -----------
Balance at March 31, 1998                                           $ 3,843,119
                                                                    ===========


          See accompanying notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                        1998            1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                   $   (39,210)   $    77,290
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                         18,315         18,315
     Gain on sale of real estate owned                      --                0
     Provision of losses on loans and other
       real estate                                       182,500         28,000
    (Gain) Loss on sale of interest bearing assets       (10,601)         4,300
     Contribution to ESOP Plan                            11,745         11,745
     Contribution to RRP Plan                              8,720          6,457
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                                 (7,031)        (5,510)
       (Increase) decrease in accrued
         interest receivable                            (113,096)       (29,603)
       (Increase) decrease in prepaid
         expenses and other assets                       149,624        (13,422)
       (Decrease) increase in advances
         for taxes and insurance                        (118,538)      (217,445)
       (Decrease) increase in accrued
         interest payable                                  2,372           (279)
       (Decrease) increase in federal
         income taxes                                     14,835       (136,770)
       (Decrease) increase in deferred
         loan fees                                          (831)        10,069
       (Decrease) increase in accounts
         payable & accrued expenses                       57,240        178,331
                                                     -----------    -----------
         Net cash provided by operating
         activities                                      156,044        (68,522)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities               --                0
  Purchase of investment securities                     (735,000)             0
  Capital expenditures                                   (23,804)       (42,058)
  Purchase of FHLB stock                                 (18,000)       (20,600)
  Proceeds from sales of mortgage loans                1,015,144        821,367
  Loans originates, net of payments                   (1,559,870)    (3,912,911)
  Sales proceeds from sale of real estate owned             --                0
  Purchase of mortgage-backed certificates                  --                0
  Purchase of securities available for sale                 --                0
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                  --                0
  Principal paydown on mortgage-backed
    certificates                                       1,754,661        864,523
                                                     -----------    -----------
      Net cash provided by (used in)
      investing activities                               433,131     (2,289,679)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                         57,151      2,241,621
  Net (decrease)increase in advances from FHLB            35,000        320,000
  Repurchase of treasury stock                                 0       (125,700)
                                                     -----------    -----------
     Net cash provided by financing activities            92,151      2,435,921
                                                     -----------    -----------
     Net increase (decrease) in cash
     and cash equivalents                                681,326         77,720

CASH AND CASH EQUIVALENTS AT BEGIN OF PERIOD           1,896,897        981,144
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,578,223    $ 1,058,864
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

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at March 31, 1998, the Bank's core, tangible and risk-based capital was increased by approximately $15,199 above the capital calculated in accordance with generally accepted accounting principles.

NOTE 2-RECOGNITION AND RETENTION PLAN

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

The Company has available to award 7,830 shares of Company stock and on October 12, 1996, the Company awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation in the amount of the fair market value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The Company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were contributed to the RRP to retire shares previously issued. During the year ended June 30, 1997, the Company awarded an additional 1,200 shares and used Treasury shares to fund the award. The remaining 4,497 shares of stock repurchased are held in treasury shares at cost. RRP Plan expense totalled $2,907 and $8,720, for the three and nine month periods ended March 31, 1998.

NOTE 3-EARNINGS PER SHARE

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share. Amounts previously reported have been restated to conform to the new standard. Basic earnings per share for the three and nine month periods ended March 31, 1998 and 1997 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 4-RECLASSIFICATIONS

Certain items previously reported have been reclassified to conform with current period reporting form. The most significant change involves the adoption of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share as described in Note 3.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

     Gilmer Financial Services, Inc. was formed in July of 1994 and is the holding company and owner of 100% of the common stock of Gilmer Savings Bank FSB, a federally chartered stock savings institution and its wholly owned subsidiary, Gilstar Service Corporation, which offers non-depository investment products. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank.

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

Financial Condition

     March 31, 1998 Compared to June 30, 1997. Total assets remained relatively constant, increasing only $73,000. The increase was primarily attributable to an increase in net loans receivable of $315,000, an increase in investment securities of $427,000, an increase in cash and cash equivalents of $681,000, an increase in accrued interest receivable of $113,000 and an increase in real estate owned of $55,000, partially offset by a decrease in mortgage-backed securities of $1,378,000 and a decrease in prepaid expenses and other assets of $150,000.

     Cash and cash equivalents increased $681,000 from $1.9 million at June 30, 1997 to $2.6 million at March 31, 1998. The increase was primarily attributable to principal repayments on mortgage-backed securities.

     Mortgage-backed securities decreased $1,378,000 from $15.1 million at June 30, 1997 to $13.7 million at March 31, 1998. The decrease was primarily due to principal repayments on mortgage-backed securities.

     Loans receivable were $23.4 million at June 30, 1997, and $23.7 million at March 31, 1998 an increase of $315,000, or 1.33%. The increase is primarily attributable to an increase in originations of consumer and commercial loans.

     Investment securities increased $427,000 from $316,000 at June 30, 1997 to $743,000 at March 31, 1998. The increase was due to the purchase of $735,000 in Upshur County Bonds held as available for sale securities, offset by $308,000 in principal repayments.

     Accrued interest receivable increased $113,000 from $349,000 at June 30, 1997 to $462,000 at March 31, 1998. The increase was primarily due to interest payments were made on mortgage-backed securities after the quarter ended.

     Real estate and other assets increased $55,000 from $99,000 at June 30, 1997 to $154,000 at March 31, 1998. The increase was due to a foreclosure on a single family loan of $36,000, along with an increase in other repossessed assets of $19,000, resulting from repossession of auto loans.

     Prepaid expenses and other assets decreased $150,000, from $247,000 at June 30, 1997 to $97,000 at March 31, 1998. This decrease was primarily attributable to the write off of a receivable of $123,000 relating to a dishonored cashiers check for $145,000 which is currently in pending litigation. Management continues to believe that the check will ultimately be paid; however, due to the fact that litigation is in the preliminary stages, the likelihood of success is not determinable at this time.

     Deposits remain relatively unchanged from $29.1 million at June 30, 1997, to $29.2 million at March 31, 1998. Federal Home Loan Bank advances also remained relatively constant, increasing only $35,000.

     Advances by borrowers for taxes and insurance decreased $119,000 from $488,000 at June 30, 1997 to $369,000 at March 31, 1998. The decrease is due to the majority of the property taxes being paid in the last quarter of calendar 1997.

     Total stockholders' equity increased $40,000 to $3,843,000 at March 31, 1998 from $3,803,000 at June 30, 1997. This increase was a result of a $58,000 decrease in unrealized loss on securities available for sale, a decrease in the Employee Stock Ownership Plan of $12,000, and a decrease in the Recognition and Retention Plan of $9,000, offset by a $39,000 net loss for the nine months ended March 31, 1998. The Bank continued to exceed all of its regulatory capital requirements at March 31, 1998, with tangible and core capital of $3.8 million (8.89% of total adjusted assets) and risk-based capital of $4.0 million (18.48% of risk-weighted assets).

Results of Operations

     The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
1997

     General. Net income(loss) for the quarter ended March 31, 1998 was ($46,000), a decrease of $120,000 from the quarter ended March 31, 1997. The decrease was primarily due to the write off of a receivable for $123,000 relating to the dishonored cashiers check. See prepaid expenses and other assets discussed above.

      Interest Income. Interest income totaled $791,000 for the quarter ended March 31, 1998, compared to $781,000 for the quarter ended March 31, 1997, an increase of $10,000. The increase was primarily due to an increase in net loans receivable.

      Interest Expense. Interest expense increased $41,000 for the quarter ended March 31, 1998 compared to March 31, 1997. The increase was primarily due to a $39,000 increase in interest paid on deposits as a result of an increase in the average balance of deposits for the quarter and an increase in rates.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended March 31, 1998, increased $4,000 from $6,000 for the three months ended March 31, 1997, to $10,000 for the three month period ended March 31, 1998. The provision for loan losses was increased based on management's evaluation of non-performing loans, along with management's decision to establish additional reserves to support the growth in the consumer and commercial portfolio.

     Non-Interest Income. Non-interest income increased $6,000 from $60,000 for the quarter ended March 31, 1997 to $66,000 for the quarter ended March 31, 1998. The increase resulted primarily from an increase of $11,000 in gain on sale of interest-bearing assets, partially offset by a $4,000 decrease in loan origination and commitment fees.

     Non-Interest Expense. Non-interest expense increased $154,000 from $247,000 for the quarter ended March 31, 1997, compared to $401,000 for the quarter ended March 31, 1998. Compensation and benefits increased $25,000 to $158,000 for the quarter ended March 31, 1998 from $133,000 for the quarter ended March 31, 1997, due to the addition of a new employee. Other miscellaneous expenses increased $133,000 from $93,000 for the quarter ended March 31, 19976 to $226,000 for the quarter ended March 31, 1998, the increase was primarily due to the write off of $123,000 of the receivable relating to the dishonored cashiers check, see prepaid expenses and other assets.

     Income Taxes. The provision for income taxes decreased $64,000 from $41,000 for the quarter ended March 31, 1997 to ($23,000) for the quarter ended March 31, 1998. The decrease is due to a decrease in net earnings before income taxes of $120,000 for the quarter ended March 31, 1998.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1998 and
1997

     General. Net income(loss) for the nine months ended March 31, 1998 was ($39,000), a decrease of $117,000 from the nine months ended March 31, 1997. The decrease was primarily due to a $155,000 increase in the provision for loan losses, a decrease in net interest income of $33,000, partially offset by an increase in other income of $15,000, along with a decrease in income taxes of $63,000.

     Interest Income. Interest income totaled $2,394,000 for the nine months ended March 31, 1998, compared to $2,236,000 for the nine months ended March 31, 1997, an increase of $159,000. The increase was due to an increase in net loans receivable, along with upward changes in interest rates on adjustable loans.

     Interest Expense. Interest expense increased $192,000 for the nine months ended March 31, 1998 compared to March 31, 1997. The increase was primarily due to an increase in interest paid on deposits, resulting from an increase in the average balance of deposits for the nine months ended March 31, 1998, and an increase in rates.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the nine months ended March 31, 1998, increased $150,000 from $28,000 for the nine months ended March 31, 1997, to $183,000 for the nine months period ended March 31, 1997.

     Non-Interest Income. Non-interest income increased $15,000 from $168,000 for the nine months ended March 31, 1997 to $183,000 for the nine months ended March 31, 1998. The increase resulted primarily from an increase of $15,000 in gain on sale of interest-bearing assets.

     Non-Interest Expense. Non-interest expense totaled $901,000 for the nine months ended March 31, 1998, compared to $895,000 for the nine months ended March 31, 1997, an increase of $6,000. The primary reason for this change was the one time special assessment of 65.7 basis points of the March 31, 1995 SAIF assessment base. The special assessment resulted in a $164,000 charge to noninterest expense during the nine months ended March 31, 1997, compared to a charge of $0 for the nine months ended March 31, 1998. Compensation and benefits increased $46,000 to $447,000 for the nine months ended March 31, 1998 from $401,000 for the nine months ended March 31, 1997, due to the addition of a new employee, along with other benefits. Other miscellaneous expenses increased $146,000 from $260,000 for the nine months ended March 31, 1997 to $406,000 for the nine months ended March 31, 1998. The primary reason for this increase was the write off of a $123,000 of the receivable relating to the dishonored cashiers check. See prepaid expenses and other assets.

     Income Taxes. The provision for income taxes decreased $63,000 from $43,000 for the nine months ended March 31, 1997 to ($20,000) for the nine months ended March 31, 1998. The decrease is due to a decrease in net earnings before income taxes of $117,000 for the nine months ended March 31, 1998.

Year 2000 Policy

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



                         GILMER FINANCIAL SERVICES, INC.

      Date: May 21, 1998       By: /s/ Gary P. Cooper
                                   -------------------------------------
                                       Gary P. Cooper
                                       Pres. and Chief Executive Officer
                                       (Principal Executive Officer)


      Date: May 21, 1998       By: /s/ Sheri Parish
                                   -------------------------------------
                                       Sheri Parish
                                       Vice President/Secretary/Treasurer
                                       (Principal Fin. & Acct. Officer)