Form 10KSB
period 1998-06-30
GILMER FINANCIAL SERVICES INC
filed 1998-09-28
CIK 930540

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________

     Commission File Number 0-25076

                         GILMER FINANCIAL SERVICES, INC.
              (Exact Name of Small Business Issuer in its Charter)

          Delaware                                               75-2561513
          --------                                               ----------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

           218 West Cass Street
              Gilmer, Texas                                        75644
              -------------                                        -----
(Address of Principal Executive Offices                           Zip Code

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

         The Issuer had $3.2 million in gross revenues for the fiscal year ended June 30, 1998.

         As of June 30, 1998, there were issued and outstanding 191,258 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of June 30, 1998, was $3.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. Part III of Form 10-KSB - Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

================================================================================

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

         At June 30, 1998, the Company had assets of approximately $43.2 million, deposits of approximately $28.8 million and shareholders' equity of approximately $3.9 million.

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

         Based upon the 1990 Report of the U.S. Department of Commerce, Bureau of the Census, the population of Upshur County was approximately 35,000. The primary industries in Upshur County include lumber, cattle and agriculture. Major employers in this area include Upshur Rural Electric, Rob Roy Industries, ETEX Telephone Co-op, Inc., the Gilmer School District, Dean Lumber Company, Gilmer Potteries, Lone Star Steel, Texas Utilities and Texas Eastman. The unemployment rate in Upshur County is estimated to be approximately 7.0%, which is below the average unemployment rate for the State of Texas generally.

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

         The Company's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Company's primary market area, Gilmer Financial also originates commercial real estate, commercial business, construction and consumer loans. See "- Originations, Purchases and Sales of Loans." At June 30, 1998, the Company's net loan portfolio totaled $24.3 million.

         All loans secured by real estate (except as noted below) over $50,000 must be reviewed by a loan committee comprised of three designated directors of the Company. The committee has the authority to approve adjustable-rate mortgage loans secured by real estate to any one borrower for amounts up to $250,000 and commercial real estate loans for amounts up to $250,000. Adjustable-rate loans in excess of $250,000 require approval of a majority of the Board of Directors and commercial real estate loans in excess of $250,000 require unanimous approval of the Board of Directors. In addition, the President has the authority to approve all home improvement loans for less than $50,000, having a loan to value ratio of 80% or less. The Board also ratifies all loans originated by the Company.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $566,000. At June 30, 1998, the Bank had no loans with an aggregate outstanding balance in excess of this amount. The Bank did, however, have one loan on a church located in Upshur County that exceeded the loan to one borrower limit for $603,000, of which a participation interest was sold to reduce the loan below the loan to one borrower limit.

         Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                            At June 30,
                                -------------------------------------------------------------------------------------------------
                                      1998               1997                 1996                 1995                1994
                                ----------------   ----------------     ----------------     -----------------    ---------------
                                Amount   Percent   Amount   Percent     Amount   Percent     Amount    Percent    Amount  Percent
                                ------   -------   ------   -------     ------   -------     ------    -------    ------  -------
                                                                        (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.........  $12,308     47.55%  $12,360    48.83%  $10,695    49.85%    $10,319      54.74%  $10,739     62.33%
 Multi-family................      260      1.01       282     1.12       122      .57         140        .74       157      0.91
 Commercial..................    3,454     13.34     2,683    10.60     2,934    13.68       2,354      12.49     1,946     11.29
 Construction................    1,506      5.81     1,306     5.16       526     2.45         823       4.37       604      3.51
                               -------   -------   -------   ------   -------   ------     -------     ------   -------    ------
     Total real estate loans.   17,528     67.71    16,631    65.71    14,277    66.55      13,636      72.34    13,446     78.04
Other Loans:
 Consumer Loans:
  Savings account............      338      1.31       423     1.67       424     1.98         441       2.34       521      3.02
  Home improvement...........      950      3.67     1,010     3.99       945     4.40         734       3.89       581      3.37
  Automobile.................    3,744     14.46     4,499    17.77     3,777    17.61       2,329      12.36     1,972     11.45
  Other......................      858      3.31       888     3.51       538     2.50         612       3.25       328      1.90
                               -------   -------   -------   -------  -------   ------     -------     ------   -------    ------
     Total consumer loans....    5,890     22.75     6,820    26.94     5,684    26.49       4,116      21.84     3,402     19.74
 Commercial business loans...    2,467      9.54     1,860     7.35     1,492     6.96       1,097       5.82       382      2.22
                               -------   -------   -------   ------   -------   ------     -------     ------   -------    ------
     Total other loans.......    8,357     32.29     8,680    34.29     7,176    33.45       5,213      27.66     3,784     21.96
                               -------   -------   -------   ------   -------   ------     -------     ------   -------    ------
     Total loans.............   25,885   100.00%    25,311   100.00%   21,453   100.00%     18,849     100.00%   17,230    100.00%
                                         ======              ======             ======                 ======              ======
Less:
 Loans in process............      777                 999                362                  331                  598
 Deferred fees and discounts.      556                 596                439                  296                  215
 Allowance for losses........      341                 309                215                  204                  215
                               -------             -------            -------              -------              -------
 Total loans receivable, net.  $24,211             $23,407           $ 20,437              $18,018              $16,202
                               =======             =======           ========              =======              =======


         The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                              At June 30,
                                     ----------------------------------------------------------------------------------------------
                                          1998                1997                1996               1995                1994
                                     ----------------    ---------------     ---------------   -----------------    ---------------
                                     Amount   Percent    Amount  Percent     Amount  Percent   Amount    Percent    Amount  Percent
                                     ------   -------    ------  -------     ------  -------   ------    -------    ------  -------
                                                                         (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family............    $2,345      9.06%   $1,982    7.83%   $ 1,964     9.16%  $ 1,967     10.43%   $ 2,231    12.95%
  Multi-family...................        81      0.31        --      --         --       --        --        --         --       --
  Commercial.....................     1,091      4.21       597    2.36         --       --        --        --         --       --
  Construction...................     1,506      5.81     1,306    5.16        526     2.45       823      4.37        604     3.51a
                                   --------    ------    ------   -----    -------   ------   -------     -----    -------   ------
     Total real estate loans.....     5,023     19.39     3,885    15.35     2,490    11.61     2,790     14.80      2,835    16.46
 Consumer........................     5,461     21.10     6,299    24.89     5,132    23.92     3,827     20.30      3,189    18.50
 Commercial business.............     2,467      9.54     1,860     7.35     1,096     5.11       248      1.32         36     0.21
                                   --------    ------    ------   ------   -------   ------   -------     -----    -------   ------
     Total fixed-rate loans......    12,951     50.03    12,044    47.59     8,718    40.64     6,865     36.42      6,060    35.17
Adjustable-Rate Loans:
 Real estate:
  One- to four-family............     9,963     38.49    10,378    41.00     8,731    40.69     8,352     44.32      8,508    49.38
  Multi-family...................       179      0.70       282     1.12       122      .57       140       .74        157     0.91
  Commercial.....................     2,363      9.13     2,086     8.24     2,934    13.68     2,354     12.49      1,946    11.29
                                   --------    ------    ------   ------   -------   ------   -------     -----    -------   ------
     Total real estate loans.....    12,505     48.32    12,746    50.36    11,787    54.94    10,846     57.55     10,611    61.58
 Consumer........................       429      1.65       521     2.05       552     2.57       289      1.53        213     1.24
 Commercial business.............        --        --        --       --       396     1.85       849      4.50        346     2.01
                                   --------    ------    ------   ------   -------   ------   -------     -----    -------   ------
     Total adjustable-rate
       loans.....................    12,934     49.97    13,267    52.41    12,735    59.36    11,984     63.58     11,170    64.83
                                                         ------   ------   -------   ------   -------     -----    -------   ------
     Total loans.................    25,885    100.00%   25,311   100.00%   21,453   100.00%   18,849    100.00%    17,230   100.00%
                                               ======             ======             ======              ======              ======
Less:
 Loans in process................       777                 999                362                331                  598
 Deferred fees and discounts.....       556                 596                439                296                  215
 Allowance for loan losses.......       341                 309                215                204                  215
                                   --------              ------            -------            -------              -------
    Total loans receivable, net..  $ 24,211             $23,407            $20,437            $18,018              $16,202
                                   ========             =======            =======            =======              =======

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments of due-on-sale clauses.

                                        Real Estate
                     --------------------------------------------------
                                        Multi-family and                                    Commercial
                     One- to Four-Family  Commercial     Construction      Consumer           Business            Total
                     ------------------- --------------  --------------  ---------------   ---------------   -----------------
                             Weighted          Weighted        Weighted         Weighted          Weighted            Weighted
                              Average           Average         Average          Average           Average             Average
                       Amount  Rate     Amount   Rate    Amount  Rate    Amount   Rate     Amount   Rate     Amount     Rate
                       ------  ----     ------   ----    ------  ----    ------   ----     ------   ----     ------     ----
                                                                 (Dollars in Thousands)
    Due During
   Years Ending
     June 30,
     --------
1999(1)............... 1,484   9.16       292    9.28    1,506   9.15     1,148   9.88     1,511   10.10      5,941     9.54
2000..................    54   9.19        77    8.31       --     --       814  10.88       189   10.95      1,134    10.64
2001..................   339   8.66       621    7.59       --     --     1,442  10.59       279   11.29      2,681     9.72
2002 to 2003..........   573   8.25       214    8.54       --     --     1,574   9.70       488   10.22      2,849     9.41
2004 to 2008.......... 2,932   8.42       988    8.70       --     --       625   8.80        --      --      4,545     8.53
2009 to 2023.......... 4,783   8.41     1,522    7.15       --     --       287   8.25        --      --      6,592     8.11
2024 and following.... 2,143   7.88        --      --       --     --        --     --        --      --      2,143     7.88
  Total...............12,308            3,714            1,506            5,890            2,467             25,885

----------------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

         As of June 30, 1998, the total amount of loans due after June 30, 1999 which had predetermined interest rates was $8.7 million, while the total amount of loans due after such date which had floating or adjustable interest rates was $11.2 million.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Company's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At June 30, 1998, $12.3 million, or 47.6%, of the Company's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Gilmer Financial are secured by properties located in the Company's market area.

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

         Gilmer Financial presently offers ARM products which adjust annually subject to an annual limitation of 1.0% or 2.0% and an overall life of loan limitation ranging from 6.0% to 6.5%. These ARM products utilize the one-year treasury index plus a margin of 2.75% to 3.0%. ARM products held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At June 30, 1998, the Company had $10.0 million of one- to four-family ARM loans, or 38.6% of total loans.

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

         The Company's residential mortgage loans customarily include a due-on-sale clause giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Company may enforce the due-on-sale clause in its mortgage contracts for the purpose of increasing its loan portfolio yield. Despite the Company's emphasis on ARM loans, consumer preference for fixed-rate mortgages, in light of the current interest rate environment, and sale of such loans have resulted in a decrease in the Company's loan portfolio of adjustable-rate one- to four-family residential loans.

Multi-Family and Commercial Real Estate Lending

         Gilmer Financial also originates loans secured by multi-family and commercial real estate. At June 30, 1998, $260,000, or 1.0% of the Company's loan portfolio consisted of multi-family loans and $3.5 million, or 13.3%, of the Company's loan portfolio consisted of commercial real estate loans.

         Multi-family and commercial real estate loans originated by the Company generally have terms to maturity and amortization schedules of up to 15 years. Rates on such loans are generally adjusted annually to specified spreads over an index. Multi-family and commercial real estate loans (other than loans to facilitate the sale of foreclosed property) are generally written in amounts of up to 75% of the lesser of the appraised value of the property or the sales price.

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

         At June 30, 1998, the Company had three multi-family real estate loans, with an outstanding balance of $260,000 at June 30, 1998. All loans have performed in accordance with their terms.

         At June 30, 1998, the Company's largest commercial real estate loan, secured by a church located in Upshur County, Texas, totaled $603,000, of which a participation interest was sold to reduce the loan below the loan to one borrower limit. At that date, the Company had 32 commercial real estate loans totaling $3.3 million.

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

Construction Lending

         On occasion, the Company originates loans for the construction of commercial buildings as well as new homes and improvements on existing homes. These loans are generally six-month to one year fixed-rate loans with interest-only payments generally required on a monthly basis. At June 30, 1998, approximately $1.5 million or 5.8%, of the Company's loan portfolio consisted of construction loans.

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

         The Company currently originates substantially all of its consumer loans in its market area. At June 30, 1998, the Company's consumer loans totaled $5.9 million, or 22.8% of the Company's loan portfolio.

         Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. Unsecured loans are offered to borrowers for a variety of purposes and personal needs. These are generally fully amortizing with loan terms of five years or less. At June 30, 1998, $323,000 of the Company's consumer loans were unsecured.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at June 30, 1998, 15 consumer loans totaling $122,000 were 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

         On occasion, the Company may originate commercial business loans for the purpose of supporting accounts receivable and inventory along with equipment during a peak in a particular business cycle. These loans are generally originated for terms to maturity of five years or less. At June 30, 1998, the Company had $2.5 million in commercial business loans representing 9.5% of the Company's total loan portfolio.

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

         The Company has a portfolio of fixed-rate and adjustable-rate mortgage-backed securities which it purchases and holds for investment. At June 30, 1998, mortgage-backed securities totaled $15.2 million, of which, $9.0 million were held for investment. See "Investment Activities - Mortgage-Backed Securities."

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

         The contractual right to service mortgage loans that have been sold has an economic value that is not recognized in the Company's financial statements. The value results from the future income stream of the servicing fees, the availability of and earnings from the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity, and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors. At June 30, 1998, the Company had $10.7 million in loans serviced for others.

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

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                       Year Ended June 30,
                                                -------------------------------
                                                   1998       1997        1996
                                                   ----       ----        ----
                                                          (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family .........   $  1,261    $  2,586   $  2,160
              - commercial ..................        528         623        713
  Non-real estate - commercial business .....         17        --         --
                                                --------    --------   --------
         Total adjustable-rate ..............      1,806       3,209      2,873
                                                            --------   --------
 Fixed rate:
  Real estate - one- to four-family .........      2,293       1,879      3,378
              - commercial ..................        602         785         35
              - construction ................      1,563       2,638        974
              - home equity .................        537        --         --
  Non-real estate - consumer ................      5,135       6,503      4,905
                                                                       --------
                  - commercial business .....      3,903       3,133      1,041
                                                --------    --------   --------
         Total fixed-rate ...................     14,033      14,938     10,333
                                                --------    --------   --------
         Total loans originated .............     15,839      18,147     13,206
                                                --------    --------   --------

Purchases:
  Mortgage-backed securities (excluding
   REMICs and CMOs) .........................      1,709        --          299
  REMICs and CMOs ...........................        925        --        5,176
                                                --------    --------   --------
         Total purchased ....................      2,634        --        5,475
                                                --------    --------   --------

Sales and Repayments:
 Sales:
  Real estate - one- to four-family .........      1,555       1,091      3,194
                                                --------    --------   --------
         Total loans sold ...................      1,555       1,091      3,194
  Mortgage-backed securities ................       --          --          841
                                                --------    --------   --------
         Total sales ........................      1,555       1,091      4,035
 Principal repayments:
   Mortgage-backed securities ...............      2,602       1,107      1,086
   Loans ....................................     13,410      13,846      7,775
                                                --------    --------   --------
         Total reductions ...................     17,567      16,044     12,895
Increase (decrease) in other items, net .....        (60)        867        (49)
                                                --------    --------   --------
         Net increase (decrease) ............   $    846    $  2,970   $  5,737
                                                ========    ========   ========

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

         The following table sets forth the Company's loan delinquencies by type and by amount at June 30, 1998.


                                      Loans Delinquent For:                  Total Loans
                                  -------------------------------------      Delinquent
                                     60-89 Days        90 Days and Over    60 Days or More
                                  ----------------     ----------------   -----------------
                                  Number    Amount     Number    Amount   Number     Amount
                                  ------    ------     ------    ------   ------     ------
                                                    (Dollars in Thousands)
Real Estate:
  One- to four-family......         18       $428         9       $360       27       $788
Consumer...................         15         86        15        122       30        208
Commercial business........         --         --         2         95        2         95
                                   ---      -----       ---     ------      ---    -------
     Total.................         33       $514        26       $577       59     $1,091
                                   ===       ====       ===       ====      ===     ======


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

                                                             At June 30,
                                        ---------------------------------------------------
                                          1998        1997      1996       1995        1994
                                          ----        ----      ----       ----        ----
                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...............   $   360    $   385    $   236    $   295    $   128
  Multi-family ......................        --         --         --         --         --
  Commercial real estate ............        --        129         63         40         49
  Construction or development .......        --          4         --         --         --
  Consumer ..........................       122         77         94         23         --
  Commercial business ...............        95         --         --         --          3
                                        -------    -------    -------    -------    -------
     Total ..........................       577        595        393        358        180
                                        -------    -------    -------    -------    -------

Foreclosed assets:
  One- to four-family ...............       102         99         --          9         --
  Consumer ..........................         2         --         --         --         80
                                        -------    -------    -------    -------    -------
     Total ..........................       104         99         --          9         80
                                        -------    -------    -------    -------    -------
Total non-performing assets .........   $   681    $   694    $   393    $   367    $   260
                                        =======    =======    =======    =======    =======

Total assets ........................   $43,190    $42,170    $39,088    $32,759    $32,572
                                        =======    =======    =======    =======    =======

Total as a percentage of total assets      1.58%      1.65%      1.01%      1.08%      0.80%
                                        =======    =======    =======    =======    =======


         For the year ended June 30, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $14,000. The amounts that were included in interest income on such loans were approximately $8,000 for the year ended June 30, 1998.

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

         On the basis of management's review of its assets, at June 30, 1998, on a net basis, the Company had classified $931,000 as Substandard, $3,000 as Doubtful and one loan totaling $5,000 as Loss. At June 30, 1998, the Bank had four loans totaling $130,000 designated as special mention.

         Other Loans of Concern. Not categorized as non-performing assets are $231,000 of certain potential problem loans which are classified as substandard that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. Such potential problem loans consist primarily of single family home loans. Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

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

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                                Year Ended June 30,
                                     -------------------------------------------
                                      1998     1997     1996      1995      1994
                                      ----     ----     ----      ----      ----
                                               (Dollars in Thousands)
Balance at beginning of period ...   $ 309    $ 215    $ 204     $ 215     $ 215

Charge-offs:
  One- to four-family ............      --       --        2        15        --
  Commercial real estate .........      --       --       --        --        --
  Commercial business ............     150        6
  Consumer .......................      81       42       24         3        --
                                     -----    -----    -----     -----     -----
    Total ........................     231       48       26        18        --
                                     -----    -----    -----     -----     -----
Recoveries .......................      --       --       --        --        --
                                     -----    -----    -----     -----     -----
Net charge-offs ..................     231       48      (26)      (18)       --
Additions charged to operations ..     263      142       37         7        --
                                     -----    -----    -----     -----     -----
Balance at end of period .........   $ 341    $ 309    $ 215     $ 204     $ 215
                                     =====    =====    =====     =====     =====
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period ...     .95%     .21%     .11%      .10%      --%
                                     =====    =====    =====     =====     =====
Ratio of net charge-offs during
 the period to average
 non-performing assets ...........   36.60%   10.62%    7.42%     5.72%      --%
                                     =====    =====    =====     =====     =====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                   At June 30,
                      -----------------------------------------------------------------------------------------------------
                                  1998                               1997                              1996
                      --------------------------------  --------------------------------   --------------------------------
                                             Percent                           Percent                            Percent
                                           of Loans in                       of Loans in                        of Loans in
                                   Loan        Each                   Loan       Each                   Loan       Each
                      Amount of   Amounts    Category   Amount of    Amounts   Category    Amount of   Amounts   Category
                      Loan Loss     By       to Total   Loan Loss      By      to Total    Loan Loss     By      to Total
                      Allowance  Category     Loans     Allowance   Category    Loans      Allowance  Category    Loans
                      --------- ----------   -------    ---------  ----------  -------     ---------  ----------  -------
                                                            (Dollars in Thousands)
One- to four-family.  $  --      $12,308      47.55%     $   --     $12,360     48.83%      $   --     $10,695     49.85%
Multi-family........     --          260       1.01          --         282      1.12           --         122       .57
Commercial real
 estate.............     10        3,454      13.34          15       2,683     10.60           18        2,934    13.68
Construction or
 development........     --        1,506       5.81          --       1,306      5.16           --         526      2.45
Consumer............     10        5,890      22.75          --       6,820     26.94            1       5,684     26.49
Commercial business.     --        2,467       9.54          --       1,860      7.35           --       1,492      6.96
Unallocated.........    321           --         --         294          --        --          196          --        --
                       ----      -------     ------       -----     -------    ------        -----     -------    ------
     Total..........   $341      $25,885     100.00%      $ 309     $25,311    100.00%       $ 215     $21,453    100.00%
                       ====      =======     ======       =====     =======    ======        =====     =======    ======

                                                            At June 30,
                              -------------------------------------------------------------------
                                              1995                             1994
                              ---------------------------------  --------------------------------
                                                     Percent                           Percent
                                                   of Loans in                       of Loans in
                                           Loan        Each                   Loan       Each
                              Amount of   Amounts    Category    Amount of   Amounts   Category
                              Loan Loss      By      to Total    Loan Loss     By      to Total
                              Allowance   Category     Loans     Allowance  Category    Loans
                              ---------  ----------   -------    ---------  ----------  ------
                                                        (Dollars in Thousands)
One- to four-family.         $  --      $10,319          54.7%     $  --     $10,739         62.3%
Multi-family........            --          140            .7         --         157          0.9
Commercial real
 estate.............            23        2,354          12.5         25       1,946         11.3
Construction or
 development........            --          823           4.4         --         604          3.5
Consumer............            --        4,116          21.9         --       3,402         19.7
Commercial business.            --        1,097           5.8         --         382          2.2
Unallocated.........            181          --            --        190          --           --
                             ------     -------         -----      -----     -------        -----
     Total..........         $  204     $18,849         100.0%     $ 215     $17,230        100.0%
                             ======     =======         =====      =====     =======        =====

Investment Activities

         General. Gilmer Financial must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For June 30, 1998, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowing) was 8.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Regulation - Liquidity" in the Annual Report to Stockholders attached hereto as Exhibit 13.

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

         Investment Securities. At June 30, 1998, Gilmer Financial's interest-bearing deposits with banks totaled $1.4 million or 3.2% of total assets, and its investment securities totaled $741,000 or 1.7% of total assets. As of such date, the Bank also had a $525,000 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Dallas based on its advances outstanding. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements.

         The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.


                                                                             At June 30,
                                                   -----------------------------------------------------------------
                                                         1998                    1997                     1996
                                                   ----------------        ----------------         ----------------
                                                   Book       % of         Book       % of          Book       % of
                                                   Value      Total        Value      Total         Value      Total
                                                   -----      -----        -----      -----         -----      -----
                                                                        (Dollars in Thousands)
Investment securities:
  U.S. Treasury Note........................      $   --         --%        $300      36.99%      $  301       37.86%
  FHLB Series...............................          --         --           --         --           --          --
  Corporate obligations.....................          --         --           16       1.97           27        3.40
  Municipal bonds...........................         735      58.33           --         --           --         --
                                                  ------      -----        -----     ------       ------      ------
     Subtotal...............................         735      58.33          316      38.96          328       41.26
FHLB stock..................................         525      41.67          495      61.04          467       58.74
                                                  ------      -----        -----     ------       ------      ------
     Total investment securities and
       FHLB stock...........................      $1,260     100.00%        $811     100.00%      $  795      100.00%
                                                  ======     ======        =====     ======       ======      ======
Average remaining life or term to
  repricing of investment securities,
  excluding FHLB stock......................           2.58 years               .75 years                3.2 years

Other interest-earning assets:
  Interest-bearing deposits with banks......      $1,379     100.00       $1,365     100.00      $  634       100.00%
                                                  ------     ------       ------     ------      ------       ------
     Total..................................      $1,379     100.00%      $1,365     100.00      $  634       100.00%
                                                  ======     ======       ======     ======      ======       ======

Mortgage-backed securities:
  GNMA......................................      $2,845(1)   18.78       $3,470      22.88%     $3,963        24.40%
  FNMA......................................       2,125(2)   14.03        2,283      15.05       2,485        15.30
  FHLMC.....................................       2,756(3)   18.19        1,410       9.30       1,684        10.37
  Private issue CMOs/REMICs.................       7,192(4)   47.48        7,771      51.23       7,791        47.97
                                                  ------     ------       ------     ------      ------       ------
                                                  14,918      98.48       14,934      98.46      15,923        98.04
Unamortized premium (discounts), net........         231       1.52          235       1.54         318         1.96
                                                  ------     -------      ------     ------      ------       ------
     Total mortgage-backed securities.......     $15,149     100.00%     $15,169     100.00%    $16,241       100.00%
                                                  ======     ======      =======     ======     =======       ======

--------------
(1) $57,387 (market value of $58,590) of these mortgage-backed securities were held for sale.
(2) $815,365 (market value of $802,365) of these mortgage-backed securities were held for sale.
(3) $1,661,503 (market value of $1,676,585) of these mortgage-backed securities were held for sale.
(4) $3,636,814 (market value of $3,636,424) of these mortgage-backed securities were held for sale.

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                      At June 30, 1998
                                          ------------------------------------------------------------------------------------
                                          Less Than      1 to 5        5 to 10        Over
                                           1 Year         Years         Years        10 Years      Total Investment Securities
                                          ----------    ----------    ----------    ----------     ---------------------------
                                          Book Value    Book Value    Book Value    Book Value     Book Value    Market Value
                                          ----------    ----------    ----------    ----------     ----------    ------------
                                                                 (Dollars in Thousands)
Municipal Bonds.........................     $120         $265           $350       $  --             $ 735           $741
Total investment securities.............     $120         $265           $350       $  --             $ 735           $741
Weighted average yield..................      5.0         5.12           5.33          --              5.20           5.20


         Mortgage-Backed Securities. The Company purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Company's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Company over the last several years have had adjustable rates of interest or short or intermediate effective terms to maturity. The book value of all mortgage-backed securities at June 30, 1998 was $15.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         The Company's mortgage-backed securities held for investment are included in its financial statements at amortized cost. The Company's mortgage-backed securities available for sale are included in its financial statements at market value. See Note 3 of the Notes to the Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13 for information regarding the amortized cost and approximate market value of the Company's mortgage-backed securities as of June 30, 1998.

         As of June 30, 1998, all of the Company's mortgage-backed securities were backed by federal agencies or by credit enhancements. Accordingly, management believes that the Company's mortgage-backed securities are generally resistant to credit problems.

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

         One type of CMO is a real estate mortgage investment conduit ("REMIC"). At June 30, 1998, the Company had an investment in one REMIC totaling $2.6 million, with a scheduled final distribution date of October 2003. The REMIC is a multi-class pass-through certificate evidencing beneficial ownership interests in a trust fund which consists primarily of a pool of conventional, fixed-rate, fully amortizing, one- to four-family residential mortgage loans sold by GE Capital Mortgage Services, Inc. The REMIC has several forms of credit enhancement designed to enhance the likelihood of regular receipt of the scheduled amounts due and to provide limited protection against losses. The REMIC was rated "AAA" by Standard & Poor's Corporation and "AAA" by Moody's Investors Services, Inc.

         The Company's investment in the REMIC is in a class of "accretion directed certificates" which had a weighted average life of 7.9 years at issuance, based on a 325% prepayment assumption. The investment was purchased with the proceeds from a fixed-rate FHLB advance which had a first maturity date of January 1998, and then rolled into an amortizing advance with a final maturity in October 2003.

         The Company also held $4.5 million in REMICs tied to the Eleventh District Cost of Funds Index. The REMIC's are pass-through certificates representing beneficial ownership interest in a trust fund which is backed by a pool of first lien, single-family, fixed-rate residential mortgage loans guaranteed by FNMA, as to timely payments of principal and interest.

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

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1998.


                                                              Due in
                              --------------------------------------------------------------------------------------
                              6 Months     6 Months      1 to      3 to 5   5 to 10  10 to 20  Over 20    Balance
                              or Less      to 1 Year   3 Years      Years    Years     Years    Years   Outstanding
                              -------      ---------   -------      -----    -----     -----    -----   -----------
                                                         (In Thousands)
Federal Home Loan
 Mortgage Corporation.....   $       --   $       --   $    --   $    --   $    --   $   822   $ 1,934   $ 2,756
Federal National
 Mortgage Association.....           --           --        77        --        --     1,050       998     2,125
Government National
 Mortgage Association.....           --           --        --        --        --       691     2,154     2,845
CMOs/REMICs ..............           --           --        --       110     2,557     4,525        --     7,192
                             ----------   ----------   -------   -------   -------   -------   -------   -------
     Total ...............   $       --   $       --   $    77   $   110   $ 2,557   $ 7,088   $ 5,086   $14,918
                             ==========   ==========   =======   =======   =======   =======   =======   =======

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

         The Company, like many thrift institutions in the current interest rate environment, has had to compete for depositors' funds with non-traditional deposit vehicles, such as annuities, mutual funds, municipal bonds and other obligations. As a result of the higher yields available on such instruments, there has been some disintermediation (i.e., an outflow of funds from the institution) and, accordingly, a reduction in the Company's deposits in recent periods. During the year ended June 30, 1998, the Company used FHLB borrowings, in addition to deposits, in order to fund loans. Should this disintermediation continue, management believes that the Company's borrowing capacity with the FHLB of Dallas at rates comparable to those associated with the outflow of funds should preclude any significant negative impact on earnings.

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

         The following table sets forth the savings flows at the Company during the periods indicated.


                                                 Year Ended June 30,
                                         -------------------------------------
                                           1998           1997          1996
                                           ----           ----          ----
                                                  (Dollars in Thousands)
Opening balance ....................     $ 29,106       $ 25,477      $ 25,486
Deposits ...........................       31,105         25,497         9,959
Withdrawals ........................       32,116         22,586        10,715
Interest credited ..................          702            718           747
                                         --------       --------      --------
Ending balance .....................     $ 28,797       $ 29,106      $ 25,477
                                         ========       ========      ========
Net increase (decrease) ............     $   (309)      $  3,629      $     (9)
                                         ========       ========      ========
Percent increase (decrease) ........         1.07%         12.47%         (.04)%
                                         ========       ========      ========


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                          At June 30,
                                -----------------------------------------------------------------
                                       1997                   1997                  1996
                                ------------------    -------------------    --------------------
                                          Percent                Percent                 Percent
                                Amount    of Total    Amount     of Total    Amount      of Total
                                ------    --------    ------     --------    ------      --------
                                                       (Dollars in Thousands)
Transactions and
 Savings Deposits:
------------------
Passbook Accounts...........   $   874       3.04%    $ 1,007       3.46%    $  970          3.81%
Money Market Accounts.......     1,307       4.54         786       2.70      1,043          4.09
DDA Individual..............       381       1.32         348       1.20        110           .44
Commercial Checking.........       451       1.57         218        .75        171           .67
NOW Accounts................       635       2.21         238        .81        115           .45
                               -------      -----     -------      -----     ------        ------
Total Non-Certificates......     3,648      12.68       2,597       8.92%     2,409          9.46%
                               -------     ------     -------      -----     ------         -----

Certificates:
-------------
 2.00 -  3.99%..............        25       0.08         735       2.53        815          3.20%
 4.00 -  5.99%..............    17,952      62.34      15,779      54.21     17,480         68.61
 6.00 -  7.99%..............     7,076      24.57       9,903      34.02      4,689         18.40
 8.00 -  10.00%.............        96       0.33          92        .32         84           .33
                               -------     ------     -------     ------   --------       -------
Total Certificates..........    25,149      87.32      26,509      91.08     23,068         90.54
                               -------     ------     -------     ------    -------        ------
Total Deposits..............   $28,797     100.00%    $29,106     100.00%   $25,477        100.00%
                               =======     ======     =======     ======    =======       =======

         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1998.


                       2.00-    4.00-    6.00-     8.00-             Percent
                       3.99%    5.99%    7.99%    10.00%    Total    of Total
                       -----    -----    -----    ------    -----    --------
                                         (Dollars in Thousands)
Certificate accounts
maturing in
quarter ending:
--------------------
September 30, 1998 .   $20   $ 4,935   $ 1,211      $ --   $ 6,166       24.52%
December 31, 1998 ..    --     4,272     1,021        --     5,293       21.05
March 31, 1999 .....    --     2,710       491        --     3,201       12.73
June 30, 1999 ......     5     3,910       395        --     4,310       17.14
September 30, 1999 .    --       705       594        --     1,299        5.17
December 31, 1999 ..    --       785       829         1     1,615        6.42
March 31, 2000 .....    --       257       330        --       587        2.33
June 30, 2000 ......    --       191       151        --       342        4.36
September 30, 2000 .    --        94       127        --       221         .88
December 31, 2000 ..    --        21        67        --        88         .35
March 31, 2001 .....    --        28       116        --       144         .57
Thereafter .........    --        44     1,744        95     1,883        7.48
                      ----   -------   -------   -------   -------      ------

   Total ...........   $25   $17,952   $ 7,076   $    96   $25,149      100.00%
                      ====   =======   =======   =======   =======      ======

   Percent of total..  .10%    71.38%    28.14%     .38%
                      ====     =====     =====    =====

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.


                                                   Maturity
                                 -----------------------------------------------
                                             Over      Over
                                 3 Months   3 to 6    6 to 12    Over
                                 or Less    Months    Months  12 months   Total
                                 -------    ------    ------  ---------   -----
Certificates of deposit
 less than $100,000 ..........   $ 4,851   $ 4,056   $ 5,482   $ 3,605   $17,994
Certificates of deposit
 of $100,000 or more .........     1,315     1,237     2,029     2,574     7,155
                                 -------   -------   -------   -------   -------
Total certificates
 of deposit ..................   $ 6,166   $ 5,293   $ 7,511   $ 6,179   $25,149
                                 =======   =======   =======   =======   =======

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

         Gilmer Savings may obtain advances from the FHLB of Dallas upon the security of its capital stock in the FHLB of Dallas and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1998, the Bank's outstanding borrowings with the FHLB of Dallas was $9.8 million.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                      Year Ended June 30,
                                               --------------------------------
                                                1998        1997         1996
                                                ----        ----         ----
                                                   (Dollars in Thousands)
Maximum Balance:
----------------
  FHLB advances .........................      $9,751       $9,400       $9,120
Average Balance:
----------------
  FHLB advances .........................      $8,711       $8,996       $5,714
  Weighted average interest
   rate of FHLB advances
   (at June 30, 1998, 1997
   and 1996, respectively) ..............        5.75%        5.78%        5.66%

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

Employees

         At June 30, 1998, the Company had a total of 13 full-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Gary P. Cooper. Mr. Cooper, age 45, is currently serving as President of the Company and the Bank, positions he has held since September 1994 and 1985, respectively. Prior to joining the Bank as Manager in 1985, Mr. Cooper served as a Vice President - Loan Officer at Interfirst Bank of Irving. Mr. Cooper began his career in 1975 at Citizens First National Bank of Tyler and subsequently moved to East Texas Savings & Loan of Tyler where he was promoted to Manager of the South Tyler branch prior to joining Interfirst Bank of Irving.

         Sheri L. Parish. Ms. Parish, age 30, is Vice President, Chief Financial Officer and Secretary of the Bank and Vice President/Treasurer/Secretary of the Company. She has been with the Bank since October 1993 and is the principal accounting and financial officer for both the Bank and the Company. Prior to joining the Bank, she was employed by certified public accounting firms starting in September 1991.

         Monty J. Small. Mr. Small, age 55 has served as Senior Vice President of the Bank since February 1996, and has served as Senior Vice President of the Company since October 1996. Mr. Small is in charge of the Bank's mortgage lending department, investment portfolio and interest rate risk, retail business development, and non-depository products. Prior to joining the Bank, he was employed by independent securities brokerage firms starting in January 1986.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998 was $13,914.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was $566,000. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1998, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1998, the Bank did not have any active subsidiaries.

         At June 30, 1998, the Bank had tangible capital of $3.8 million, or 8.87% of adjusted total assets, which is approximately $3.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, the Bank had no intangibles which were subject to these tests.

         At June 30, 1998, the Bank had core capital equal to $3.8 million, or 8.87% of adjusted total assets, which is $2.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a Savings association to maintain an additional amount of total capital to account for concentration of credit risk. At June 30, 1998, the Bank had no capital instruments that qualify as supplementary capital and $321,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans in excess of a 65% loan-to-value ratio and commercial and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $14,000 in land loans excluded from capital and assets at June 30, 1998.

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

         On June 30, 1998, the Bank had total capital of $4.1 million and risk-weighted assets of $22.2 million or total capital of 18.3% of risk-weighted assets. This amount was $2.3 million above the 8% requirement in effect on that date.

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

Liquidity

         All savings associations, including Gilmer Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Gilmer Savings includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders filed as
Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1998, Gilmer Savings was in compliance with both requirements, with an overall liquid asset ratio of 8.0% and a short-term liquid assets ratio of 7.9%.

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

Qualified Thrift Lender Test

         All savings associations, including Gilmer Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Bank met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts if the balances in those transaction accounts exceed $2 million (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, Gilmer Financial was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At June 30, 1998, Gilmer Savings had $525,000 in FHLB stock, which exceeded the requirement amount. In past years, Gilmer Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 5.6% and were 5.9% for fiscal year 1998.

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

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1998, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

         In August 1997, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation did not have a material impact on the Company or the Bank.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998 the Bank's excess for tax purposes totaled approximately $280,000.

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

         The Bank has not been audited by the IRS for the last 10 years and has federal income tax returns which are open and subject to audit for the years 1995 through 1998. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

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

Item 2. Description of Property

         The Company currently owns the its office as well as the entire block of land surrounding its office. At June 30, 1998, the office and surrounding land had a net book value of $123,000. At June 30, 1998, the Company's premises and equipment had an aggregate net book value of approximately $279,000. The Company is currently considering an expansion program.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Page 38 of the attached 1998 Annual Report to Stockholder is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operations

         Pages 5 to 18 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

         Pages 19 through 37 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:


                                                                  Reference to
Regulation S-B                                                   Prior Filing or
 Exhibit                                                         Exhibit Number
 Number                         Document                         Attached Hereto
 ------                         --------                         ---------------
   2        Plan of Acquisition, Reorganization, Arrangement,          None
            Liquidation or Succession
   4.1      Articles of Incorporation and                                *
            amendments thereto
   4.2      Bylaws                                                       *
   9        Voting Trust Agreement                                     None
  10        Executive Compensation Plans and Arrangements:
              Employment Agreement with Gary P. Cooper                  *
              Employee Stock Ownership Plan                             *
              Stock Option and Incentive Plan                           *
              Management Recognition Plan                               *
  11        Statement re computation of per share earnings             None
  13        Annual Report to Security Holders                           13
  16        Letter re change in certifying accountant                  None
  18        Letter re change in accounting principles                  None
  21        Subsidiaries of Registrant                                  21
  22        Published report regarding matter submitted                None
            to vote
  23        Consent of  Accountants                                    None
  24        Power of Attorney                                      Not Required
  27        Financial Data Schedule                                     27
  28        Information from reports furnished to State Insurance      None
            regulatory authorities
  99        Additional Exhibits                                        None
----------

* Filed on September 22, 1994, as exhibits to the Company's Form S-1 registration statement (File number 33-84334). All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.


         (b) Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GILMER FINANCIAL SERVICES, INC.


Date:  September 24, 1998                  By:  /S/ GARY P. COOPER
       --------------------                     --------------------------------
                                                Gary P. Cooper
                                                (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ M. VANCE GORMAN                       /S/ GARY P. COOPER
--------------------------------          --------------------------------------
M. Vance Gorman, Chairman of the          Gary P. Cooper, President and Director
Board


Date:  September 24, 1997                       Date:  September 24, 1997
       ---------------------                           ------------------


/S/ ROYCE HUDGINS                         /S/ PAUL D. WILLIAMS
--------------------------------          --------------------------------------
Royce Hudgins, Director                   Paul D. Williams, Director


Date:  September 24, 1997                       Date:  September 24, 1997
       --------------------                            ------------------


/S/ TEDD AUSTIN                          /S/ DONALD G. BETHARD
--------------------------------         ---------------------------------------
Tedd Austin, Director                    Donald G. Bethard, Director


Date:  September 24, 1997                       Date:  September 24, 1997
       ---------------------                           ------------------


/S/ STEVE W. SANSOM                      /S/ SHERI PARISH
--------------------------------         ---------------------------------------
Steve W. Sansom, Director                Sheri Parish, Treasurer/Secretary
                                         (Principal Financial and Accounting
                                         Officer)

Date:  September 24, 1997                       Date:   September 24, 1997
       ---------------------                            ------------------