Form 10QSB
period 1998-09-30
GILMER FINANCIAL SERVICES INC
filed 1998-11-16
CIK 930540

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1998

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
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification or Number)

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

     As of November 11, 1998, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 191,258 shares outstanding.

                         GILMER FINANCIAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AT SEPTEMBER 30, 1998 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                      SEPTEMBER 30,   JUNE 30,
                                                           1998         1998
                                                      ------------- ------------
ASSETS
  Cash on hand and in banks .........................  $   310,872  $   221,885
  Interest bearing deposits .........................    1,441,862    1,428,078
  Investment securities
    Available for sale ..............................      878,502      740,537
    Held to maturity ................................           --          980
  Mortgage-backed securities
    Available for sale ..............................   13,605,412    6,173,964
    Held to maturity ................................           --    8,928,088
  Loans receivable, net .............................   24,662,094   24,210,781
  Accrued interest receivable .......................      421,889      409,466
  Real estate and other assets
    acquired in settlement of loans,net .............      103,024      104,561
  Federal Home Loan Bank stock, at cost .............      533,300      525,400
  Office properties and equipment, at cost ..........      284,897      279,480
  Federal income taxes ..............................       24,583       76,015
  Prepaid expenses and other assets .................       84,749       90,695
                                                       -----------  -----------
    Total assets ....................................  $42,351,184  $43,189,930
                                                       ===========  ===========
LIABILITIES
  Deposits ..........................................  $27,992,865  $28,796,905
  Accrued interest payable ..........................       56,450       29,031
  Advances by borrowers for taxes and ins ...........      667,015      523,303
  Accounts payable and accrued expenses .............      250,488      187,114
  Advances from Federal Home Loan Bank ..............    9,351,346    9,751,346
                                                       -----------  -----------
      Total liabilities .............................   38,318,164   39,287,699

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 shares issued ...............        1,958        1,958
  Additional paid in capital ........................    1,624,968    1,624,968
  Retained earnings .................................    2,594,342    2,458,370
  Less:
    Shares acquired by Employee Stock Ownership Plan       (97,875)    (101,790)
    Shares acquired by Recognition and Retention Plan      (27,367)     (30,273)
    Treasury Stock (4,497 shares, at cost) ..........      (56,527)     (56,527)
  Accumulated other comprehensive income ............       (6,479)       5,525
                                                       -----------  -----------
      Total stockholders' equity ....................    4,033,020    3,902,231
                                                       -----------  -----------
      Total liabilities and stockholders' equity ....  $42,351,184  $43,189,930
                                                       ===========  ===========

See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                             1998        1997
                                                           --------    --------
INTEREST INCOME
  Loans ..............................................     $574,061    $548,422
  Investment securities ..............................        9,554       5,279
  Mortgage-backed securities .........................      198,753     235,696
  Other interest-earning assets ......................       22,699      23,437
                                                           --------    --------
    Total interest income ............................      805,067     812,834

INTEREST EXPENSE
  Deposits ...........................................      373,494     407,656
  Interest on FHLB advances ..........................      147,752     112,206
                                                           --------    --------
    Total interest expense ...........................      521,246     519,862
                                                           --------    --------
    Net interest income ..............................      283,821     292,972

  Provision for loan losses ..........................        7,000      10,500
                                                           --------    --------
    Net interest income after provision for
      loan losses ....................................      276,821     282,472

NONINTEREST INCOME
  Gain on sale of interest-bearing assets ............          700           0
  Loan origination & commitment fees .................       20,775      15,915
  Loan servicing fees ................................       25,579      21,255
  Income (loss) from real estate operations ..........         (504)      2,162
  Mortgage servicing rights ..........................        6,471       1,757
  Other income .......................................      145,357      20,712
                                                           --------    --------
    Total noninterest income .........................      198,378      61,801

NONINTEREST EXPENSE
  Compensation and benefits ..........................      166,152     152,219
  Occupancy and equipment ............................       13,751      12,565
  Federal insurance premium ..........................        5,096       4,720
  Other expense ......................................       95,061      85,838
                                                           --------    --------
    Total noninterest expense ........................      280,060     255,342
                                                           --------    --------
    Income before taxes ..............................      195,139      88,931

INCOME TAX EXPENSE ...................................       59,167      30,847
                                                           --------    --------
  Net income .........................................     $135,972    $ 58,084
                                                           ========    ========
EARNINGS PER SHARE
  Basic ..............................................     $    .75    $    .32
                                                           ========    ========
  Diluted ............................................     $    .73    $    .32
                                                           ========    ========

See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                       TOTAL
                                                                   STOCKHOLDERS'
                                                                       EQUITY
                                                                   -------------
Balance at June 30, 1998 .........................                  $3,902,231

Accrual of ESOP Plan Awards ......................                       3,915

Accrual of RRP Plan Awards .......................                       2,906

Net Income .......................................      135,972

Other comprehensive income .......................      (12,004)
                                                        --------
Comprehensive income .............................                     123,968
                                                                    ----------
Balance at September 30, 1998 ....................                  $4,033,020
                                                                    ==========




See accompanying notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                          1998          1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................  $   135,972   $    58,084
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation .................................        6,105         6,105
      Gain on sale of real estate owned ............           --            --
      Provision of losses on loans and other
        real estate ................................        7,000        10,500
      (Gain) Loss on sale of interest bearing assets         (700)           --
      Contribution to ESOP Plan ....................        3,915         3,915
      Contribution to RRP Plan .....................        2,906         2,907
      Change in assets and liabilities
        (Increase) decrease in mortgage
          servicing rights .........................       (6,471)        1,757
        (Increase) decrease in accrued
          interest receivable ......................      (12,423)       (1,909)
        (Increase) decrease in prepaid
          expenses and other assets ................        5,946        (4,461)
        (Decrease) increase in advances
          for taxes and insurance ..................      143,712       214,915
        (Decrease) increase in accrued
          interest payable .........................       27,419        (1,552)
        (Decrease) increase in federal
          income taxes .............................       51,432        24,819
        (Decrease) increase in deferred
          loan fees ................................       (2,152)          268
        (Decrease) increase in accounts
          payable & accrued expenses ...............       63,374        35,681
                                                      -----------   -----------
          Net cash provided by operating
            activities .............................      426,035       351,029

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities ......           --            --
  Purchase of investment securities ................     (120,000)           --
  Capital expenditures .............................      (11,522)      (14,948)
  Purchase of FHLB stock ...........................       (7,900)       (7,500)
  Proceeds from sales of mortgage loans ............      673,850       362,350
  Loans originates, net of payments ................   (1,121,303)     (840,077)
  Sales proceeds from sale of real estate owned ....           --            --
  Purchase of securities available for sale ........     (140,823)           --
  Sales proceeds from sale of mortgage-
    backed certificates available for sale .........           --            --
  Principal paydown on mortgage-backed
    certificates ...................................    1,608,474       280,528
                                                      -----------   -----------
      Net cash provided by (used in)
        investing activities .......................      880,776      (219,647)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits ..................     (804,040)       45,524
  Net (decrease)increase in advances from FHLB .....     (400,000)     (700,000)
                                                      -----------   -----------
      Net cash provided by financing activities ....   (1,204,040)     (654,476)
                                                      -----------   -----------
      Net increase (decrease) in cash
        and cash equivalents .......................      102,771      (523,094)

CASH AND CASH EQUIVALENTS AT BEGIN OF PERIOD .......    1,649,963     1,896,897
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........  $ 1,752,734   $ 1,373,803
                                                      ===========   ===========

See accompany notes to consolidated financial statements

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies and practices of Gilmer Financial Services, Inc. conform to generally accepted accounting principles and to prevailing practices within the savings and loan industry.

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at September 30, 1998, the Bank's core, tangible and risk-based capital was increased by approximately $6,479 above the capital calculated in accordance with generally accepted accounting principles.

Beginning July 1, 1998, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (FAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. As a result of adopting this FAS 130, the Company reported (12,004) in other comprehensive income for the three month period ended September 30, 1998.


NOTE 2--RECOGNITION AND RETENTION PLAN

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

The Company has available to award 7,830 shares of Company stock and on October 12, 1996, the Company awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation in the amount of the fair market value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The Company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were contributed to the RRP to retire shares previously issued. During the year ended June 30, 1997, the Company awarded an additional 1,200 shares and used Treasury shares to fund the award. The remaining 4,497 shares of stock repurchased are held in treasury shares at cost. RRP Plan expense totalled $2,906 for the three month period ended September 30, 1998.

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 3--EARNINGS PER SHARE

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share. Amounts previously reported have been restated to conform to the new standard. Basic earnings per share for the three month periods ended September 30, 1998 and 1997 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.


NOTE 4--RECLASSIFICATIONS

Certain items previously reported have been reclassified to conform with current period reporting form. The most significant changes involve the adoption of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share as described in Note 3 and the adoption of Statement of Financial Accounting Standards No. 130, which requires reporting and display of comprehensive income and its components.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

     Gilmer Financial Services, Inc. was formed in July of 1994 and is the holding company and owner of 100% of the common stock of Gilmer Savings Bank FSB
(Bank), a federally chartered stock savings institution and its wholly owned subsidiary, Gilstar Service Corporation (Gilstar), which offers non-depository investment products. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank and Gilstar.

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


Financial Condition

     September 30, 1998 Compared to June 30, 1998. Total assets decreased $800,000 from $43.2 million at June 30, 1998 to $42.4 million at September 30, 1998. The decrease was primarily attributable $1.6 million in principal repayments on mortgage backed securities, partially offset by an increase in cash and cash equivalents of $100,000, a $500,000 increase in net loans receivable, an increase in investment securities of $137,000, and the purchase of $141,000 in mortgage backed securities.

     Cash and cash equivalents increased $100,000 from $1.6 million at June 30, 1998 to $1.7 million at September 30, 1998. The increase was primarily attributable to principal repayments on mortgage-backed securities.

     Investment securities increased $137,000 from $742,000 at June 30, 1998 to $879,000 at September 30, 1998. The increase was due to the purchase of $120,000 of municipal bonds and an increase in market value of available for sale investment securities of $17,000.

     Mortgage-backed securities decreased $1,500,000 from $15.1 million at June 30, 1998 to $13.6 million at September 30, 1998. The decrease was primarily due to $1.6 million in principal repayments on mortgage-backed securities, partially offset by the purchase of $141,000 in mortgage-backed securities. In the quarter ended September 30, 1998, the Bank elected to move all of its securities in the held to maturity category to the available for sale category, to better manage its securities portfolio.

     Loans receivable were $24.2 million at June 30, 1998, and $24.7 million at September 30, 1998 an increase of $500,000, or 2.03%. The increase is primarily attributable to an increase in originations of consumer loans due to an increase in home equity lending.

     Deposits decreased $800,000 from $28.8 million at June 30, 1998, to $28.0 million at September 30, 1998. The decrease was due primarily to a decrease in average rates paid on deposits. Federal Home Loan Bank advances decreased $400,000 from $9.8 million at June 30, 1998, to $9.4 million at September 30, 1998. The decrease was due to repayment of advances from funds received from principal repayments on mortgage-backed securities.

     Advances by borrowers for taxes and insurance increased $144,000 from $523,000 at June 30, 1998 to $667,000 at September 30, 1998. The increase is due to the majority of the property taxes being paid in the last quarter of calendar 1998.

     Total stockholders' equity increased $131,000 to $4,033,000 at September 30, 1998 from $3,902,000 at June 30, 1998. This increase was a result of $136,000 in net income, a decrease in the Employee Stock Ownership Plan of $3,915, and a decrease in the Recognition and Retention Plan of $2,906, offset by a $12,000 increase in accumulated other comprehensive income.

     The Bank continued to exceed all of its regulatory capital requirements at September 30, 1998, with tangible and core capital of $3.9 million (9.25% of total adjusted assets) and risk-based capital of $4.2 million (18.54% of risk-weighted assets).


Results of Operations

     The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

     General. Net income for the quarter ended September 30, 1998 was $136,000, an increase of $78,000 from the quarter ended September 30, 1997. The increase was primarily due to the recovery of $123,000 relating to the dishonored cashiers check on which a settlement of $145,000 was reached in September 1998. The remaining $22,000 was booked to the general valuation allowance as recovery on loans.

     Interest Income. Interest income totaled $805,000 for the quarter ended September 30, 1998, compared to $813,000 for the quarter ended September 30, 1997, a decrease of $8,000. The decrease was primarily due to a $37,000 decrease in interest income from mortgage-backed securities due to a decrease in principal balance on mortgage-backed securities, partially offset by an increase of $26,000 in interest income on loans due to an increase in net loans receivable.

     Interest Expense. Interest expense remained relatively constant increasing only $1,000 for the quarter ended September 30, 1998 compared to September 30, 1997. Interest expense on advances increased $35,000 due to an increase in the average outstanding balances on advances, which was partially offset by a $34,000 decrease in interest expense on deposits due to a decrease in average outstanding balances on deposits.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended September 30, 1998, decreased $3,500 from $10,500 for the three months ended September 30, 1997, to $7,000 for the three month period ended September 30, 1998. The provision for loan losses was decreased as a result of $22,000 being posted to the general valuation allowance account for loans. In addition, during the quarter the Bank received a check from its bond company for loss on loans of $35,000, relating to losses associated with the same borrower who presented the dishonored cashiers' check. The Company had an excess in reserves at September 30, 1998, and elected to keep the reserve balance steady due to the growth in the consumer and commercial loan portfolio.

     Non-Interest Income. Non-interest income increased $136,000 from $62,000 for the quarter ended September 30, 1997 to $198,000 for the quarter ended September 30, 1998.

The increase resulted primarily from $123,000 increase in other income due to the settlement of the dishonored cashiers check. The Bank received the face amount of the check, $145,000, of which, $123,000 that was charged off in the March 31, 1998 quarter was booked directly to income and the difference of $22,000 to recovery on loans. Loan origination and commitment fees increased $5,000, along with an increase in loan servicing fees of $4,000 and an increase in mortgage servicing rights of $5,000, due to an increase in loan originations.

     Non-Interest Expense. Non-interest expense increased $25,000 from $255,000 for the quarter ended September 30, 1997, compared to $280,000 for the quarter ended September 30, 1998. Compensation and benefits increased $14,000 to $166,000 for the quarter ended September 30, 1998 from $152,000 for the quarter ended September 30, 1997, due to the addition of a new employees. Other miscellaneous expenses increased $9,000 from $86,000 for the quarter ended September 30, 1997 to $95,000 for the quarter ended September 30, 1998, the increase was primarily due to an increase in legal fees relating to the dishonored cashiers check.

     Income Taxes. The provision for income taxes increased $28,000 from $31,000 for the quarter ended September 30, 1997 to $59,000 for the quarter ended September 30, 1998. The increase is due to an increase in net earnings before income taxes of $106,000 for the quarter ended September 30, 1998.


YEAR 2000 ISSUE

     Effective June 19, 1997, the Bank adopted a Year 2000 ("Y2K") Policy. This policy implements steps to assure any problems relating to software that has been written to use a 2 digit field in the year designation of a date has been corrected by year end 1998. The twentieth century is assumed to be the default in such designations, and will produce results that are wrong by 100 years when the century is meant to be the twenty first century.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. Failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, or the imposition of civil money penalties.

     The Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 issues. Both the Bank and the Company are reliant on third-party vendors for their data processing needs as well as certain other significant functions and services. The Company is currently working with its third party vendors in order to assess their Y2K readiness. While no assurance can be given that such third party vendors will be Y2K compliant, management believes that its mission critical vendors are taking appropriate steps to address the issues on a timely basis.

     The Company has formulated five phases from the regulatory guidelines to attain Y2K compliance. In the Awareness phase the Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that included strategies, milestone dates, and budget estimates for Y2K compliance. In the Assessment phase the Company developed strategies to achieve the objectives of the Y2K plan, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. Systems were prioritized based on business impact and available alternatives. The mission critical areas supplied by vendors have been researched to determine Y2K readiness. The third party systems that are not Y2K compliant are being monitored for compliance and the Company has identified replacements that are Y2K compliant. The

Bank has identified all of our major customers, borrowers with balances in excess of $250,000, and sent letters to them to assess our risk and the Bank has received responses from all its major customers and the Bank's risk appears to be minimal. In the Renovation phase the Company's systems revealed that Y2K upgrades were available for some of its vendors and all of the hardware and software systems that required an upgrade have been replaced and were tested during the validation phase. In the Validation phase the Company tested the ability of the hardware and software to accurately process date sensitive data. The Company currently is in the process of validation testing each mission critical system with the degree of completion of such testing ranging from 80% to 100%. The Company has not incurred any Y2K related errors in its testing to date. The Company's validation phase is expected to be completed by December 31, 1998, for all mission critical systems. In the Implementation phase the Company's plan calls for implementing the renovated systems by December 31, 1998.

     Although our service bureau has been tested for Y2K compliance, the Office of Thrift Supervision requires that the Bank have a business resumption contingency plan to carry on the main bank activities in case its service bureau is not up and running. The Bank is currently working on the business resumption plan and should be finished by April 30, 1999. While the Company currently has no reason to believe that the cost of addressing the Y2K issues will materially affect the Bank's operations, no assurance can be made that the third party vendors, on which the Company relies, will become Y2K compliant in a successful and timely fashion. Nevertheless, the Company does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. The total cost of the Y2K project for the Company is estimated to be $44,000. Expenses of approximately $10,000 were incurred and expensed by the Company through September 30, 1998.

                          PART II. -- OTHER INFORMATION


Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit 27--Financial Data Schedule

          (b)  Reports on Form 8-K None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GILMER FINANCIAL SERVICES, INC.


Date: November 11, 1998                   By: /s/ Gary P. Cooper
                                              ----------------------------------
                                              Gary P. Cooper
                                              Pres. and Chief Executive Officer
                                              (Principal Executive Officer)


Date: November 11, 1998                   By: /s/ Sheri Parish
                                              ----------------------------------
                                              Sheri Parish
                                              Vice President/Secretary/Treasurer
                                              (Principal Fin. & Acct. Officer)