Form 10QSB
period 1998-12-31
GILMER FINANCIAL SERVICES INC
filed 1999-02-16
CIK 930540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      ----------------------------------

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1998

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

      As of February 12, 1999, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 192,236 shares outstanding.



                        GILMER FINANCIAL SERVICES, INC
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AT DECEMBER 31, 1998 AND JUNE 30, 1998
                                  (UNAUDITED)




                                                            DECEMBER 31,      JUNE 30,
                                                                1998           1998
                                                           -------------   -------------
ASSETS
  Cash on hand and in banks                                $   386,241     $   221,885
  Interest bearing deposits                                  2,837,510       1,428,078
  Investment securities
    Available for sale                                         887,652         740,537
    Held to maturity                                                --             980
  Mortgage-backed securities
    Available for sale                                      11,606,394       6,173,964
    Held to maturity                                                --       8,928,088
  Loans receivable, net                                     24,475,889      24,210,781
  Accrued interest receivable                                  419,757         409,466
  Real estate and other assets
    acquired in settlement of loans,net                        138,420         104,561
  Federal Home Loan Bank stock, at cost                        541,000         525,400
  Office properties and equipment, at cost                     279,267         279,480
  Federal income taxes                                          (7,312)         76,015
  Prepaid expenses and other assets                            133,423          90,695
                                                           -------------   -------------
    Total assets                                           $41,698,241     $43,189,930
                                                           =============   =============


LIABILITIES
  Deposits                                                 $28,334,855     $28,796,905
  Accrued interest payable                                      87,607          29,031
  Advances by borrowers for taxes and ins.                     198,790         523,303
  Accounts payable and accrued expenses                         88,396         187,114
  Advances from Federal Home Loan Bank                       8,945,584       9,751,346
                                                           -------------   -------------
    Total liabilities                                       37,655,232      39,287,699

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 2,000,000 shares
    authorized; none  issued
  Common stock, $.01 par value, 2,000,000 shares
    authorized; 195,755 shares issued                            1,958           1,958
  Additional paid in capital                                 1,622,943       1,624,968
  Retained earnings                                          2,605,239       2,458,370
  Less: Shares acquired by Employee Stock Ownership Plan       (93,960)       (101,790)
        Shares acquired by Recognition and Retention Plan      (24,460)        (30,273)
        Treasury Stock (4,497 shares, at cost)                 (44,234)        (56,527)
  Accumulated other comprehensive income                       (24,477)          5,525
                                                           -------------   -------------
            Total stockholders' equity                       4,043,009       3,902,231
                                                           -------------   -------------
            Total liabilities and stockholders' equity     $41,698,241     $43,189,930
                                                           =============   =============



 See accompanying notes to the consolidated financial statements.

                                GILMER FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                          (UNAUDITED)


                                                                 1998             1997
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $   559,602       $   536,519
  Investment securities                                          11,045             4,737
  Mortgage-backed securities                                    187,374           225,914
  Other interest-earning assets                                  34,969            23,539
                                                            -------------       -------------
    Total interest income                                       792,990           790,709

INTEREST EXPENSE
  Deposits                                                      366,368           395,437
  Interest on FHLB advances                                     128,355           123,468
                                                            -------------     -------------
    Total interest expense                                      494,723           518,905
                                                            -------------       -------------
      Net interest income                                       298,267           271,804

  Provision for loan losses                                      73,500           161,500
                                                            -------------     -------------
    Net interest income after provision for
    loan losses                                                 224,767           110,304

NONINTEREST INCOME
  Gain on sale of interest-bearing assets                          (700)              318
  Loan origination & commitment fees                              7,758            11,396
  Loan servicing fees                                            19,548            19,040
  Income (loss) from real estate operations                      (2,845)           (1,089)
  Mortgage servicing rights                                       5,775             2,791
  Other income                                                   27,040            22,530
                                                            -------------       -------------
    Total noninterest income                                     56,576            54,986

NONINTEREST EXPENSE
  Compensation and benefits                                     126,432           137,135
  Occupancy and equipment                                         9,514             7,901
  Federal insurance premium                                       5,859             4,432
  Other expense                                                 113,663            94,552
                                                            -------------       -------------
    Total noninterest expense                                   255,468           244,020
                                                            -------------     -------------
      Income before taxes                                        25,875           (78,730)

INCOME TAX EXPENSE                                               14,978           (27,379)
                                                            -------------     -------------
  Net income                                                $    10,897       $   (51,351)
                                                            =============     =============
EARNINGS PER SHARE

  Basic                                                     $       .06        $     (.28)
                                                            =============     =============

  Diluted                                                   $       .06        $     (.27)
                                                            =============     =============

See accompanying notes to consolidated financial statements.

                                GILMER FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                          (UNAUDITED)


                                                                 1998             1997
                                                            -------------     -------------
INTEREST INCOME
  Loans                                                     $ 1,133,663       $ 1,084,941
  Investment securities                                          20,599            10,016
  Mortgage-backed securities                                    386,127           461,610
  Other interest-earning assets                                  57,668            46,976
                                                            -------------       -------------
    Total interest income                                     1,598,057         1,603,543

INTEREST EXPENSE
  Deposits                                                      739,862           803,093
  Interest on FHLB advances                                     276,107           235,674
                                                            -------------     -------------
    Total interest expense                                    1,015,969         1,038,767
                                                            -------------       -------------
      Net interest income                                       582,088           564,776

  Provision for loan losses                                      80,500           172,000
                                                            -------------     -------------
    Net interest income after provision for
    loan losses                                                 501,588           392,776

NONINTEREST INCOME
  Gain on sale of interest-bearing assets                             0               318
  Loan origination & commitment fees                             28,533            27,311
  Loan servicing fees                                            45,127            40,295
  Income (loss) from real estate operations                      (3,349)            1,073
  Mortgage servicing rights                                      12,246             4,548
  Other income                                                  172,397            43,242
                                                            -------------       -------------
    Total noninterest income                                    254,954           116,787

NONINTEREST EXPENSE
  Compensation and benefits                                     292,584           289,354
  Occupancy and equipment                                        23,265            20,466
  Federal insurance premium                                      10,955             9,152
  Other expense                                                 208,724           180,390
                                                            -------------       -------------
    Total noninterest expense                                   535,528           499,362
                                                            -------------     -------------
      Income before taxes                                       221,014            10,201

INCOME TAX EXPENSE                                               74,145             3,468
                                                            -------------     -------------
  Net income                                                $   146,869       $     6,733
                                                            =============     =============
EARNINGS PER SHARE

  Basic                                                     $       .81        $      .04
                                                            =============     =============

  Diluted                                                   $       .79        $      .04
                                                            =============     =============

See accompanying notes to consolidated financial statements.


                              GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                        (UNAUDITED)


                                                     TOTAL
                                                 STOCKHOLDERS'
                                                     EQUITY

Balance at June 30, 1998                         $ 3,902,231


Accrual of ESOP Plan Awards                            7,830


Accrual of RRP Plan Awards                             5,813


Treasury Shares Reissued for exercise of
   stock options                                      10,268

Net Income                                           146,869


Other comprehensive income                           (30,002)


Comprehensive income                                                116,867

                                                                -------------
Balance at December 31, 1998                                    $ 4,043,009
                                                                =============


See accompanying notes to consolidated financial statements


                                GILMER FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                          (UNAUDITED)

                                                          1998                1997
                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   146,869         $    6,733
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                          12,210             12,210
     Gain on sale of real estate owned                         --                 --
     Provision of losses on loans and other
       real estate                                         80,500            172,000
    (Gain) Loss on sale of interest bearing assets             --               (318)
     Contribution to ESOP Plan                              7,830              7,830
     Contribution to RRP Plan                               5,813              5,813
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                                  (5,775)            (4,548)
       (Increase) decrease in accrued
         interest receivable                              (10,291)           (62,627)
       (Increase) decrease in prepaid
         expenses and other assets                        (42,728)            50,193
       (Decrease) increase in advances
         for taxes and insurance                         (324,513)          (232,182)
       (Decrease) increase in accrued
         interest payable                                  58,576               (498)
       (Decrease) increase in federal
         income taxes                                      83,327              9,921
       (Decrease) increase in deferred
         loan fees                                           (504)              (954)
       (Decrease) increase in accounts
         payable & accrued expenses                       (98,718)            47,252
                                                      -------------      -------------
         Net cash provided by operating
         activities                                       (87,404)            10,825

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities                  --                 --
  Purchase of investment securities                      (120,000)          (735,000)
  Capital expenditures                                    (11,997)            10,073
  Purchase of FHLB stock                                  (15,600)           (12,000)
  Proceeds from sales of mortgage loans                   985,515            656,394
  Loans originates, net of payments                    (1,358,703)        (1,045,616)
  Sales proceeds from sale of real estate owned                --                 --
  Purchase of securities available for sale            (1,319,426)                --
  Sales proceeds from sale of mortgage-
    backed certificates available for sale                     --                 --
  Principal paydown on mortgage-backed
    certificates                                        4,758,947            591,388
                                                      -------------      -------------
      Net cash provided by (used in)
      investing activities                              2,918,736           (534,761)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                        (462,050)           225,431
  Net (decrease)increase in advances from FHLB           (805,762)            35,000
  Reissuance of treasury shares                            10,268                 --
                                                      -------------      -------------
     Net cash provided by financing activities         (1,257,544)           260,431
                                                      -------------      -------------
     Net increase (decrease) in cash
     and cash equivalents                               1,573,788           (263,505)

CASH AND CASH EQUIVALENTS AT BEGIN OF PERIOD            1,649,963          1,896,897
                                                      -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 3,223,751        $ 1,633,392
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

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at December 31, 1998, the Bank's core, tangible and risk-based capital was increased by approximately $24,477 above the capital calculated in accordance with generally accepted accounting principles.

Beginning July 1, 1998, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (FAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. As a result of adopting this FAS 130, the Company reported (30,002) in other comprehensive income for the six month period ended December 31, 1998.


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

The Company has available to award 7,830 shares of Company stock and on October 12, 1996, the Company awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation in the amount of the fair market value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The Company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were contributed to the RRP to retire shares previously issued. During the year ended June 30, 1997, the Company awarded an additional 1,200 shares and used Treasury shares to fund the award. During the six month period ended December 31, 1998, the Bank reissued treasury shares to fund 978 stock options exercised during the quarter. The remaining 3,519 shares of stock repurchased are held in treasury shares at cost. RRP Plan expense totalled $5,813 for the six month period ended December 31, 1998.

                           GILMER FINANCIAL SERVICES, INC.
                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 3-EARNINGS PER SHARE

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share. Amounts previously reported have been restated to conform to the new standard. Basic earnings per share for the three and six month periods ended December 31, 1998 and 1997 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.


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

Financial Condition

      December 31, 1998 Compared to June 30, 1998. Total assets decreased $1.5 million from $43.2 million at June 30, 1998 to $41.7 million at December 31, 1998. The decrease was primarily attributable to $4.8 million in principal repayments on mortgage backed securities, partially offset by an increase in cash and cash equivalents of $1.6 million, a $265,000 increase in net loans receivable, an increase in investment securities of $147,000, and the purchase of $1.3 million in mortgage backed securities.

      Cash and cash equivalents increased $1.6 million from $1.6 million at June 30, 1998 to $3.2 million at December 31, 1998. The increase was primarily attributable to principal repayments on mortgage-backed securities.

      Investment securities increased $147,000 from $742,000 at June 30, 1998 to $887,000 at December 31, 1998. The increase was due to the purchase of $120,000 of municipal bonds and an increase in market value of available for sale investment securities of $27,000.

      Mortgage-backed securities decreased $3.5 million from $15.1 million at June 30, 1998 to $11.6 million at December 31, 1998. The decrease was primarily due to $4.8 million in principal repayments on mortgage-backed securities, partially offset by purchases of $1.3 million in mortgage-backed securities. In the quarter ended September 30, 1998, the Bank elected to move all of its securities in the held to maturity category to the available for sale category, in order to better manage its securities portfolio.

      Loans receivable were $24.2 million at June 30, 1998, and $24.5 million at December 31, 1998 an increase of $265,000, or 1.08%. The increase is primarily attributable to an increase in originations of consumer loans due to an increase in home equity lending.

      Real estate and other assets acquired in settlement of loans increased $33,000 from $105,000 at June 30, 1998 to $138,000 at December 31, 1998. The
increase was primarily due to the foreclosure on real estate during the quarter of $15,000, along with repossessed assets of $18,000.

      Deposits decreased $500,000 from $28.8 million at June 30, 1998, to $28.3 million at December 31, 1998. The decrease was due primarily to a decrease in average rates paid on deposits. Federal Home Loan Bank advances decreased $900,000 from $9.8 million at June 30, 1998, to $8.9 million at December 31, 1998. The decrease was due to the repayment of advances from funds received from principal repayments on mortgage-backed securities.

      Advances by borrowers for taxes and insurance decreased $324,000 from $523,000 at June 30, 1998 to $199,000 at December 31, 1998. The decrease is due to the majority of the property taxes being paid in the last quarter of calendar 1998.

      Total stockholders' equity increased $141,000 to $4,043,000 at December 31, 1998 from $3,902,000 at June 30, 1998. This increase was a result of a $147,000 increase in net income, a decrease in the Employee Stock Ownership Plan of $7,830, a decrease in the Recognition and Retention Plan of $5,813, and a decrease in treasury shares of $12,293 due to the reissuance of stock to fund stock options exercised, offset by a $2,000 increase in additional paid in capital due to the cost method of reissuing treasury shares and a $30,000 increase in accumulated other comprehensive income.

      The Bank continued to exceed all of its regulatory capital requirements at December 31, 1998, with tangible and core capital of $3.9 million (9.44% of total adjusted assets) and risk-based capital of $3.9 million (16.82% of risk-weighted assets).

Results of Operations

      The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

      General. Net income for the quarter ended December 31, 1998 was $11,000, an increase of $62,000 from the quarter ended December 31, 1997. The increase was primarily due to a decrease in the provision for loan losses of $88,000.

      Interest Income. Interest income totaled $793,000 for the quarter ended December 31, 1998, compared to $791,000 for the quarter ended December 31, 1997, an increase of $2,000. Interest income on loans increased $23,000 due to an increase in net loans receivable, partially offset by a $39,000 decrease in interest income from mortgage-backed securities due to a decrease in principal balance on mortgage-backed securities.

      Interest Expense. Interest expense decreased $24,000 primarily due to a decrease in interest expense on deposits due to a decrease in average outstanding balances on deposits, along with a decrease in the average rates paid on deposits.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended December 31, 1998, decreased $88,000 from $161,500 for the three months ended December 31, 1997, to $73,500 for the three month period ended December 31, 1998. The primary reason for the decrease was the additional provisions of $151,000 that were recorded in the quarter ended December 31, 1997 due to loan losses on the same individual. This decrease was offset by specific reserves of $35,000 that were record to guard against loss on slow pay and delinquent loans, along with $28,000 additional reserves due to growth in the consumer and commercial loan portfolio.

      Non-Interest Income. Non-interest income increased $2,000 from $55,000 for the quarter ended December 31, 1997 to $57,000 for the quarter ended December 31, 1998. The increase resulted primarily from a $4,000 increase in other income and a $3,000 increase in mortgage servicing rights, partially offset by a $4,000 decrease in loan origination and commitment fees and a $1,000 increase in loss from real estate operations.

      Non-Interest Expense. Non-interest expense increased $11,000 from $244,000 for the quarter ended December 31, 1997, compared to $255,000 for the quarter ended December 31, 1998. Compensation and benefits decreased $11,000 to $127,000 for the quarter ended December 31, 1998 from $137,000 for the quarter ended December 31, 1997, due to the Company's decision to decrease accrued bonuses to offset some of the expense of additional reserves for loan losses. Occupancy and equipment expense increased $2,000 due to the purchase of new equipment. Other miscellaneous expenses increased $19,000 from $95,000 for the quarter ended December 31, 1997 to $114,000 for the quarter ended December 31, 1998, the increase was primarily due to increased printing and expenses associated with year end annual reports and filings.

     Income Taxes. The provision for income taxes increased $42,000 from ($27,000) for the quarter ended December 31, 1997 to $15,000 for the quarter ended December 31, 1998. The increase is due to an increase in net earnings before income taxes of $105,000 for the quarter ended December 31, 1998.

Comparison of Operating Results for the Six Months Ended December 31, 1998 and 1997

      General. Net income for the six months ended December 31, 1998 was $147,000, an increase of $140,000 from the six months ended December 31, 1997. The increase was primarily due to the recovery of $123,000 relating to the dishonored cashiers check on which a settlement of $145,000 was reached in September 1998. The remaining $22,000 was booked to the general valuation allowance account as recovery on loans. The increase was also due to a decrease in the provision for loan losses of $92,000.

      Interest Income. Interest income remained relatively constant, interest income for the six months ended December 31, 1998 was $1.6 million, compared to $1.6 million for the six months ended December 31, 1997. Interest income on loans increased $49,000 due to an increase in net loans receivable, interest income on investment securities increased $11,000, and interest income on other interest-earning assets increased $11,000, partially offset by a $75,000 decrease in interest income from mortgage-backed securities due to a decrease in the principal balance on mortgage-backed securities.

      Interest Expense. Interest expense decreased $23,000 primarily due to a $63,000 decrease in interest expense on deposits due to a decrease in average outstanding balances on deposits, partially offset by a $40,000 increase in interest paid on advances due to an increase in outstanding balances on advances for the six months ended December 31, 1998.

      Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the six months ended December 31, 1998, decreased $92,000 from $172,000 for the six months ended December 30, 1997, to $80,500 for the six month period ended December 31, 1998. The primary reason for the decrease was the additional provisions of $151,000 that were recorded in the six months ended December 31, 1997 were due to loan losses on the same individual, this decrease was offset by additional specific reserves of $35,000 that were recorded to guard against loss on slow pay and delinquent loans, along with $24,000 additional reserves due to growth in the consumer and commercial loan portfolio.

      Non-Interest Income. Non-interest income increased $138,000 from $117,000 for the six months ended December 31, 1997 to $255,000 for the six months ended December 31, 1998. The increase resulted primarily from a $129,000 increase in other income due to the settlement of the dishonored cashiers check. The Bank received the face amount of the check, $145,000, of which, $123,000 that was charged off in the March 31, 1998 quarter was booked directly to income and the difference of $22,000 to recovery on loans. Noninterest income also increased due to an $8,000 increase in mortgage servicing rights and an increase of $5,000 in loan servicing fees, partially offset by a $4,000 increase in loss from real estate operations.

    Non-Interest Expense. Non-interest expense increased $36,000 from $499,000 for the six months ended December 31, 1997, compared to $535,000 for the six months ended December 31, 1998. Compensation and benefits increased $3,000 to $293,000 for the six months ended December 31, 1998 from $289,000 for the six months ended December 31, 1997. Occupancy and equipment expense increased $3,000 due to the purchase of new equipment. Other miscellaneous expenses increased $28,000 from $180,000 for the six months ended December 31, 1997 to $208,000 for the six months ended December 31, 1998, the increase was due to a $4,000 increase in service bureau expense due to Year 2000 testing expense, a $4,000 increase in office supplies, a $4,000 increase in public relations, along with a $10,000 increase in group life and health insurance due to the discontinuance of our previous insurance plan and the addition of eligible employees.

     Income Taxes. The provision for income taxes increased $71,000 from $3,000 for the six months ended December 31, 1997 to $74,000 for the six months ended December 31, 1998. The increase is due to an increase in net earnings before income taxes of $211,000 for the six months ended December 31, 1998.




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

     The Company's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issues. Both the Bank and the Company are reliant on third-party vendors for their data processing needs as well as certain other significant functions and services. The Company is currently working with its third party vendors in order to assess their Y2K readiness. While no assurance can be given that such third party vendors will be Y2K compliant, management believes that its mission critical vendors are taking appropriate steps to address the issues on a timely basis.

     The Company has formulated five phases from the regulatory guidelines to attain Y2K compliance. In the Awareness phase the Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that included strategies, milestone dates, and budget estimates for Y2K compliance. In the Assessment phase the Company developed strategies to achieve the objectives of the Y2K plan, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. Systems were prioritized based on business impact and available alternatives. The mission critical areas supplied by vendors have been researched to determine Y2K readiness. The third party systems that are not Y2K compliant are being monitored for compliance and the Company has identified replacements that are Y2K compliant. The Bank has identified all of our major customers, borrowers with balances in excess of $250,000, and sent letters to them to assess our risk and the Bank has received responses from all its major customers and the Bank's risk appears to be minimal. In the Renovation phase the Company's systems revealed that Y2K upgrades were available for some of its vendors and all of the hardware and software systems that required an upgrade have been replaced and were tested during the validation phase. In the Validation phase the Company tested the ability of the hardware and software to accurately process date sensitive data. The Company has completed testing each mission critical system. The Company has not incurred any Y2K related errors in its testing to date. The Company's validation phase was completed by December 31, 1998, for all mission critical systems. The Company implemented the renovated systems as of December 31, 1998.

     Although our service bureau has been tested for Year 2000 compliance, the Office of Thrift Supervision requires that the Bank have a business resumption contingency plan to carry on the main bank activities in case its service bureau is not up and running. The Bank has completed the business resumption plan and submitted the plan to an outside firm to audit, and received a satisfactory rating. The Bank has been audited by the Office of Thrift Supervision three times, with the most recent exam concluding in January 1999, for Y2K compliance and received a satisfactory rating on all exams. While the Company currently has no reason to believe that the cost of addressing the Y2K issues will materially affect the Bank's operations, no assurance can be made that the third party vendors, on which the Company relies, will become Y2K compliant in a successful and timely fashion. Nevertheless, the Company does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. The total cost of the Y2K project for the Company is estimated to be $44,000. Expenses of approximately $20,000 were incurred and expensed by the Company through December 31, 1998.

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

            (b)  Reports on Form 8-K
`                Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GILMER FINANCIAL SERVICES, INC.

           Date: February 12, 1999       By: /s/ Gary P. Cooper
                                         ----------------------------------
                                         Gary P. Cooper
                                         Pres. and Chief Executive Officer
                                         (Principal Executive Officer)


           Date: February 12, 1999       By: /s/ Sheri Parish
                                         ----------------------------------
                                         Sheri Parish
                                         Vice President/Secretary/Treasurer
                                         (Principal Fin. & Acct. Officer)