Form 10QSB
period 1999-03-31
GILMER FINANCIAL SERVICES INC
filed 1999-05-17
CIK 930540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      __________________________________

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 1999

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

      As of May 17, 1999, there were 195,755 shares of the Registrant's common stock $.01 par value issued and 192,236 shares outstanding.

                          GILMER FINANCIAL SERVICES, INC
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AT MARCH 31, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)

                                                      MARCH 31,      JUNE 30,
                                                        1999           1998
                                                   -------------  ------------
ASSETS
  Cash on hand and in banks                        $   595,806     $   221,885
  Interest bearing deposits                            765,009       1,428,078
  Investment securities
    Available for sale                                 794,790         740,537
    Held to maturity                                       ---             980
  Mortgage-backed securities
    Available for sale                              10,677,068       6,173,964
    Held to maturity                                       ---       8,928,088
  Loans receivable, net                             24,590,569      24,210,781
  Accrued interest receivable                          425,898         409,466
  Real estate and other assets
    acquired in settlement of loans,net                123,217         104,561
  Federal Home Loan Bank stock, at cost                548,300         525,400
  Office properties and equipment, at cost             272,749         279,480
  Federal income taxes                                 (11,592)         76,015
  Prepaid expenses and other assets                    202,744          90,695
                                                   -----------     -----------
      Total assets                                 $38,984,558     $43,189,930
                                                   ===========     ===========


LIABILITIES
  Deposits                                         $28,152,341     $28,796,905
  Accrued interest payable                              45,926          29,031
  Advances by borrowers for taxes and ins.             343,108         523,303
  Accounts payable and accrued expenses                230,870         187,114
  Advances from Federal Home Loan Bank               6,120,274       9,751,346
                                                   -----------     -----------
    Total liabilities                               34,892,519      39,287,699

STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value;
    2,000,000 shares
    authorized; none  issued

  Common stock, $.01 par value,
    2,000,000 shares
    authorized; 195,755 shares issued                    1,958           1,958
  Additional paid in capital                         1,622,943       1,624,968
  Retained earnings                                  2,647,303       2,458,370
  Less: Shares acquired by
       Employee Stock Ownership Plan                   (90,045)       (101,790)
    Shares acquired by
       Recognition and Retention Plan                  (21,553)        (30,273)
    Treasury Stock (3,519 shares, at cost)             (44,234)        (56,527)
  Accumulated other comprehensive income               (24,333)          5,525
                                                   -----------     -----------
      Total stockholders' equity                     4,092,039       3,902,231
                                                   -----------     -----------
      Total liabilities and stockholders' equity   $38,984,558     $43,189,930
                                                   ===========     ===========


 See accompanying notes to the consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                     1999              1998
                                                -----------       -----------
INTEREST INCOME
  Loans                                         $   545,068       $   537,253
  Investment securities                              10,294             5,306
  Mortgage-backed securities                        164,980           232,746
  Other interest-earning assets                      24,992            15,492
                                                -----------       -----------
    Total interest income                           745,334           790,797

INTEREST EXPENSE
  Deposits                                          350,025           385,318
  Interest on FHLB advances                         105,472           129,475
                                                -----------       -----------
    Total interest expense                          455,497           514,793

      Net interest income                           289,937           276,004

  Provision for loan losses                          10,500            10,500
                                                -----------       -----------
    Net interest income after provision for
    loan losses                                     279,337           265,504

NONINTEREST INCOME
  Gain on sale of interest-bearing assets                 0            10,283
  Loan origination & commitment fees                  3,943            10,009
  Loan servicing fees                                21,319            16,935
  Income (loss) from real estate operations            (546)              (88)
  Mortgage servicing rights                           1,883             2,483
  Other income                                       33,844            26,813
                                                -----------       -----------
    Total noninterest income                         60,443            66,435

NONINTEREST EXPENSE
  Compensation and benefits                         155,345           158,375
  Occupancy and equipment                             9,882            12,493
  Federal insurance premium                           5,826             4,432
  Other expense                                     107,961           225,996
                                                -----------       -----------
    Total noninterest expense                       279,014           401,296
                                                -----------       -----------
      Income before taxes                            60,766           (69,357)

INCOME TAX EXPENSE                                   18,702           (23,414)
                                                -----------       -----------
  Net income(loss)                              $    42,064       $   (45,943)
                                                ===========       ===========
EARNINGS PER SHARE

  Basic                                         $       .23       $      (.25)
                                                ===========       ===========

  Diluted                                       $       .23       $      (.24)
                                                ===========       ===========


See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)





                                                        1999           1998
                                                   -----------    -----------
INTEREST INCOME
  Loans                                            $ 1,678,731    $ 1,622,194
  Investment securities                                 30,893         15,322
  Mortgage-backed securities                           551,107        694,356
  Other interest-earning assets                         82,660         62,468
                                                   -----------    -----------
    Total interest income                            2,343,391      2,394,340

INTEREST EXPENSE
  Deposits                                           1,089,887      1,188,411
  Interest on FHLB advances                            381,579        365,149
                                                   -----------    -----------
    Total interest expense                           1,471,466      1,553,560
                                                   -----------    -----------
      Net interest income                              871,925        840,780

  Provision for loan losses                             91,000        182,500
                                                   -----------    -----------
    Net interest income after provision for
    loan losses                                        780,925        658,280

NONINTEREST INCOME
  Gain on sale of interest-bearing assets                    0         10,601
  Loan origination & commitment fees                    32,476         37,320
  Loan servicing fees                                   66,446         57,230
  Income (loss) from real estate operations             (3,895)           985
  Mortgage servicing rights                             14,129          7,031
  Other income                                         206,241         70,055
                                                   -----------    -----------
    Total noninterest income                           315,397        183,222

NONINTEREST EXPENSE
  Compensation and benefits                            447,929        447,729
  Occupancy and equipment                               33,147         32,959
  Federal insurance premium                             16,781         13,584
  Other expense                                        316,685        406,386
                                                   -----------    -----------
    Total noninterest expense                          814,542        900,658
                                                   -----------    -----------
      Income before taxes                              281,780        (59,156)

INCOME TAX EXPENSE                                      92,847        (19,946)
                                                   -----------    -----------
  Net income(loss)                                 $   188,933    $   (39,210)
                                                   ===========    ===========
EARNINGS PER SHARE

  Basic                                            $      1.04    $      (.21)
                                                   ===========    ===========

  Diluted                                          $      1.02    $      (.21)
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                     TOTAL
                                                                 STOCKHOLDERS'
                                                                     EQUITY
                                                                --------------
Balance at June 30, 1998                                        $ 3,902,231


Accrual of ESOP Plan Awards                                          11,745


Accrual of RRP Plan Awards                                            8,720


Treasury Shares Reissued for exercise of
   stock options                                                     10,268

Net Income                                                          188,933


Other comprehensive income                                          (29,858)


Comprehensive income                                                159,075

                                                                -----------
Balance at March 31, 1999                                       $ 4,092,039
                                                                ===========




See accompanying notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                    1999                1998
                                                 ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $ 188,933         $  (39,210)
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation                                    18,315             18,315
     Gain on sale of real estate owned                   --                 --
     Provision of losses on loans and other
       real estate                                   91,000            182,500
    (Gain) Loss on sale of interest bearing assets       --            (10,601)
     Contribution to ESOP Plan                       11,745             11,745
     Contribution to RRP Plan                         8,720              8,720
     Change in assets and liabilities
       (Increase) decrease in mortgage
         servicing rights                            (6,037)            (7,031)
       (Increase) decrease in accrued
         interest receivable                        (16,432)          (113,096)
       (Increase) decrease in prepaid
         expenses and other assets                 (112,049)           149,624
       (Decrease) increase in advances
         for taxes and insurance                   (180,195)          (118,538)
       (Decrease) increase in accrued
         interest payable                            16,895              2,372
       (Decrease) increase in federal
         income taxes                                87,607             14,835
       (Decrease) increase in deferred
         loan fees                                     (310)              (831)
       (Decrease) increase in accounts
         payable & accrued expenses                  43,756             57,240
                                                 ----------        -----------
         Net cash provided by operating
         activities                                 151,948            156,044

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities            --                 --
  Purchase of investment securities                (120,000)          (735,000)
  Capital expenditures                              (11,584)           (23,804)
  Purchase of FHLB stock                            (22,900)           (18,000)
  Proceeds from sales of mortgage loans           1,264,324          1,015,144
  Loans originates, net of payments              (1,747,421)        (1,559,870)
  Sales proceeds from sale of real estate owned          --                 --
  Purchase of securities available for sale      (1,319,426)                --
  Sales proceeds from sale of mortgage-
    backed certificates available for sale          830,992                 --
  Principal paydown on mortgage-backed
    certificates                                  4,950,287          1,754,661
                                                 ----------        -----------
      Net cash provided by (used in)
      investing activities                        3,824,272            433,131

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in deposits                  (644,564)            57,151
  Net (decrease)increase in advances from FHLB   (3,631,072)            35,000
  Reissuance of treasury shares                      10,268                 --
                                                 ----------        -----------
     Net cash provided by financing activities   (4,265,368)            92,151
                                                 ----------        -----------
     Net increase (decrease) in cash
     and cash equivalents                          (289,148)           681,326

CASH AND CASH EQUIVALENTS AT BEGIN OF PERIOD      1,649,963          1,896,897
                                                 ----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $1,360,815        $ 2,578,223
                                                 ==========        ===========


See accompany notes to consolidated financial statements.

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies and practices of Gilmer Financial Services, Inc. conform to generally accepted accounting principles and to prevailing practices within the savings and loan industry.

The unaudited interim financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

The OTS has adopted a regulation which requires that, for purposes of calculating regulatory capital, unrealized gains or losses related to accounting for certain investments in debt and equity securities under SFAS 115 are not included in the Bank's regulatory capital. As a result of this rule at March 31, 1999, the Bank's core, tangible and risk-based capital was increased by approximately $24,333 above the capital calculated in accordance with generally accepted accounting principles.

Beginning July 1, 1998, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (FAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. As a result of adopting this FAS 130, the Company reported ($29,858) in other comprehensive income for the nine month period ended March 31, 1999.


NOTE 2 - RECOGNITION AND RETENTION PLAN

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

The Company has available to award 7,830 shares of Company stock and on October 12, 1996, the Company awarded 4,303 shares, with the remainder being reserved for future award. The shares granted are in the form of restricted stock to be earned and payable over a five-year period at the rate of 20% per year, effective on the date of stockholder ratification. Compensation in the amount of the fair market value of the common stock at the date of the grant to the officer or employee will be recognized pro rata over the five years during which the shares are earned and payable. The Company initially funded the RRP in October 1995 by issuing 4303 shares of its previously authorized but unissued common stock. In October 1996, the company repurchased 10,000 shares of its outstanding common stock for $125,700, of these shares 4,303 shares were contributed to the RRP to retire shares previously issued. During the year ended June 30, 1997, the Company awarded an additional 1,200 shares and used Treasury shares to fund the award. During the quarter ended December 31, 1998, the Bank reissued treasury shares to fund 978 stock options exercised during the quarter. The remaining 3,519 shares of stock repurchased are held in treasury shares at cost. RRP Plan expense totalled $8,720 for the nine month period ended March 31, 1999.

                         GILMER FINANCIAL SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 3 - EARNINGS PER SHARE

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 128, which changes the method of computing and reporting earnings per share. Amounts previously reported have been restated to conform to the new standard. Basic earnings per share for the three and nine month periods ended March 31, 1999 and 1998 have been computed by dividing net earnings by the weighted average number of shares outstanding. Shares controlled by the ESOP are accounted for in accordance with Statement of Position 93-6 under which unallocated shares are not considered in the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed, giving effect to outstanding stock purchase options by application of the treasury stock method.


NOTE 4 - RECLASSIFICATIONS

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

Financial Condition

     March 31, 1999 Compared to June 30, 1998. Total assets decreased $4.2 million from $43.2 million at June 30, 1998 to $39.0 million at March 31, 1999. The decrease was primarily attributable to $5.0 million in principal repayments on mortgage backed securities, partially offset by the purchase of $1.3 million in mortgage-backed securities, a $380,000 increase in net loans receivable, and an increase of $112,000 in prepaid and other expenses.

     Cash and cash equivalents decreased $289,000 from $1.6 million at June 30, 1998 to $1.4 million at March 31, 1999. The decrease was primarily attributable to principal repayments on federal home loan bank advances.

     Investment securities increased $53,000 from $742,000 at June 30, 1998 to $795,000 at March 31, 1999. The increase was due to the purchase of $120,000 of municipal bonds and an increase in market value of available for sale investment securities, partially offset by the principal repayment of $120,000 on two Upshur County bonds that matured during the quarter.

     Mortgage-backed securities decreased $4.4 million from $15.1 million at June 30, 1998 to $10.7 million at March 31, 1999. The decrease was primarily due to $4.9 million in principal repayments on mortgage-backed securities and $800,000 in sales of mortgage-backed securities during the quarter, partially offset by purchases of $1.3 million in mortgage-backed securities. In the quarter ended September 30, 1998, the Bank elected to move all of its securities in the held to maturity category to the available for sale category, in order to better manage its securities portfolio.

     Loans receivable were $24.2 million at June 30, 1998, and $24.6 million at March 31, 1999 an increase of $380,000, or 1.54%. The increase is primarily attributable to an increase in originations of consumer loans due to an increase in home equity lending.

     Real estate and other assets acquired in settlement of loans increased $18,000 from $105,000 at June 30, 1998 to $123,000 at March 31, 1999. The
increase was primarily due to the foreclosure on real estate during the quarter of $15,000, along with repossessed assets of $3,000.

     Deposits decreased $645,000 from $28.8 million at June 30, 1998, to $28.2 million at March 31, 1999. The decrease was due primarily to a decrease in average rates paid on deposits. Federal Home Loan Bank advances decreased $3.7 million from $9.8 million at June 30, 1998, to $6.1 million at March 31, 1999. The decrease was due to the repayment of advances from funds received from principal repayments on mortgage-backed securities.

     Advances by borrowers for taxes and insurance decreased $180,000 from $520,000 at June 30, 1998 to $340,000 at March 31, 1999. The decrease is due to the majority of the property taxes being paid in the last quarter of calendar 1998.

     Total stockholders' equity increased $190,000 to $4,092,000 at March 31, 1999 from $3,902,000 at June 30, 1998. This increase was a result of a $189,000 increase in net income, a decrease in the Employee Stock Ownership Plan of $12,000, a decrease in the Recognition and Retention Plan of $8,700, and a decrease in treasury shares of $12,000 due to the reissuance of stock to fund stock options exercised, offset by a $2,000 increase in additional paid in capital due to the cost method of reissuing treasury shares and a $30,000 increase in accumulated other comprehensive income.

     The Bank continued to exceed all of its regulatory capital requirements at March 31, 1999, with tangible and core capital of $4.0 million (10.21% of total adjusted assets) and risk-based capital of $4.3 million (18.89% of risk-weighted assets).

Results of Operations

     The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the amount of non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

     General. Net income for the quarter ended March 31, 1999 was $42,000, an increase of $88,000 from the quarter ended March 31, 1998. The increase was primarily due to a decrease in other expenses related to the write off of the dishonored cashiers check in the quarter ended March 31, 1998.

     Interest Income. Interest income totaled $745,000 for the quarter ended March 31, 1999, compared to $791,000 for the quarter ended March 31, 1998, a decrease of $46,000. Interest income on loans increased $8,000 due to an increase in net loans receivable, interest income on investment securities increased $5,000, and interest income on other interest earning assets increased $9,000 due to the increase in the average cash balance, partially offset by a $66,000 decrease in interest income from mortgage-backed securities due to a decrease in principal balance on mortgage-backed securities.

     Interest Expense. Interest expense decreased $59,000 primarily due to a $35,000 decrease in interest expense on deposits due to a decrease in average outstanding balances on deposits and a decrease in the average rates paid on deposits, along with a $24,000 decrease in interest on Federal Home Loan Bank advances due to a decrease in outstanding balances on Federal Home Loan Bank advances.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the three months ended March 31, 1999, remained constant compared to the three months ended March 31, 1998.

     Non-Interest Income. Non-interest income decreased $5,000 from $66,000 for the quarter ended March 31, 1998 to $61,000 for the quarter ended March 31, 1999. The decrease resulted primarily from a $10,000 decrease from gain on sale of interest-bearing assets, partially offset by a $4,000 increase in loan origination and commitment fees.

     Non-Interest Expense. Non-interest expense decreased $122,000 from $401,000 for the quarter ended March 31, 1998, compared to $279,000 for the quarter ended March 31, 1999. The decrease was primarily due to $118,000 decrease in other expense due to the write off of the $123,000 cashier's check in the quarter ended March 31, 1998, partially offset by a $5,000 increase in other miscellaneous expenses.

     Income Taxes. The provision for income taxes increased $42,000 from ($23,000) for the quarter ended March 31, 1998 to $19,000 for the quarter ended March 31, 1999. The increase is due to an increase in net earnings before income taxes of $130,000 for the quarter ended March 31, 1999.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1999 and
1998

     General. Net income(loss) for the nine months ended March 31, 1999 was $189,000, an increase of $228,000 from the nine months ended March 31, 1998. The increase was primarily due to the recovery of $123,000 relating to the dishonored cashiers check on which a settlement of $145,000 was reached in September 1998. The remaining $22,000 was booked to the general valuation allowance account as recovery on loans. The increase was also due to an increase in net interest income of $30,000, and a decrease in the provision for loan losses of $92,000.

     Interest Income. Interest income decreased $51,000 from $2.4 million for the nine months ended March 31, 1998 to $2.3 million for the nine months ended March 31, 1999. Interest income on loans increased $56,000 due to an increase in net loans receivable, interest income on investment securities increased $16,000, and interest income on other interest-earning assets increased $21,000, partially offset by a $144,000 decrease in interest income from mortgage-backed securities due to a decrease in the principal balance on mortgage-backed securities.

     Interest Expense. Interest expense decreased $82,000 primarily due to a $100,000 decrease in interest expense on deposits due to a decrease in average outstanding balances on deposits, partially offset by a $16,000 increase in interest paid on advances due to an increase in outstanding balances on advances for the nine months ended March 31, 1999.

     Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. The provision for the nine months ended March 31, 1999, decreased $92,000 from $183,000 for the nine months ended March 31, 1998, to $91,000 for the nine month period ended March 31, 1998. The primary reason for the decrease was the additional provisions were recorded in the nine months ended March 31, 1998 were due to loan losses on the same individual, this decrease was offset by additional specific reserves of $35,000 that were recorded to guard against loss on slow pay and delinquent loans, along with additional reserves due to growth in the consumer and commercial loan portfolio.

     Non-Interest Income. Non-interest income increased $132,000 from $183,000 for the nine months ended March 31, 1998 to $315,000 for the nine months ended March 31, 1999. The increase resulted primarily from a $136,000 increase in other income due to the settlement of the dishonored cashiers check. The Bank received the face amount of the check, $145,000, of which, $123,000 that was charged off in the March 31, 1998 quarter was booked directly to income and the difference of $22,000 to recovery on loans. Noninterest income also increased due to an $7,000 increase in mortgage servicing rights and an increase of $9,000 in loan servicing fees, partially offset by a $4,000 increase in loss from real estate operations and a $10,000 decrease in gain on sale of interest-bearing assets.

     Non-Interest Expense. Non-interest expense decreased $86,000 from $901,000 for the nine months ended March 31, 1998, compared to $815,000 for the nine months ended March 31, 1999. The decrease was primarily due to an $89,000 decrease in other expenses due to the write off of the dishonored cashiers check in the March 31, 1998 quarter.

     Income Taxes. The provision for income taxes increased $113,000 from ($20,000) for the nine months ended March 31, 1998 to $93,000 for the nine months ended March 31, 1999. The increase is due to an increase in net earnings before income taxes of $341,000 for the nine months ended March 31, 1999.


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

     The Company's operating, processing and accounting operations are computer reliant and could be affected by the Y2K issues. Both the Bank and the Company are reliant on third-party vendors for their data processing needs as well as certain other significant functions and services. The Company is currently working with its third party vendors in order to assess their Y2K readiness. While no assurance can be given that such third party vendors will be Y2K compliant, management believes that its mission critical vendors have taken the appropriate steps to address the issues on a timely basis.

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

     Although our service bureau has been tested for Year 2000 compliance, the Office of Thrift Supervision requires that the Bank have a business resumption contingency plan to carry on the main bank activities in case its service bureau is not up and running. The Bank has completed the business resumption plan and submitted the plan to an outside firm to audit, and received a satisfactory rating. The Bank has been audited by the Office of Thrift Supervision three times, with the most recent exam concluding in January 1999, for Y2K compliance and received a satisfactory rating on all exams. While the Company currently has no reason to believe that the cost of addressing the Y2K issues will materially affect the Bank's operations, no assurance can be made that the third party vendors, on which the Company relies, will become Y2K compliant in a successful and timely fashion. Nevertheless, the Company does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. The total cost of the Y2K project for the Company is estimated to be $44,000. Expenses of approximately $25,000 were incurred and expensed by the Company through March 31, 1999.

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

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:
                 Exhibit 27-Financial Data Schedule

            (b)  Reports on Form 8-K
                 Form 8K - Press Release.

























                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GILMER FINANCIAL SERVICES, INC.

      Date: May 17, 1999              By: /s/ Gary P. Cooper
                                          --------------------------------------
                                              Gary P. Cooper
                                              Pres. and Chief Executive Officer
                                             (Principal Executive Officer)


      Date: May 17, 1999              By: /s/ Sheri Parish
                                          --------------------------------------
                                              Sheri Parish
                                              Vice President/Secretary/Treasurer
                                              (Principal Fin. & Acct. Officer)